Form 10QSB
period 2007-03-31
GREENLEAF FOREST PRODUCTS, INC.
filed 2007-05-15
CIK 1374135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

OF 1934

For the quarterly period ended March 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 137920

Greenleaf Forest Products, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-3547389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Michelle Maresova Greenleaf Forest Products, Inc. 1611 Gate Creek Drive Pearland, TX 77581 (Address of principal executive offices)

1-888-880-9663
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  *  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of April 19, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

*Initial Exchange Act filing since Registration Statement (File No.: 333-137920) was declared effective on March 1, 2007

GREENLEAF FOREST PRODUCTS, INC.

Page Number
PART I - Financial Information

Item 1 - Unaudited Financial Information:

Balance Sheet as of March 31, 2007	3

Statements of Operations for the Three Months Ended March 31, 2007 and 2006	4

Statements of Operations for the Nine Months Ended March 31, 2007 and the period from September 7, 2005 (inception) through March 31, 2006	5

Statements of Cash Flows for the Nine Months Ended March 31, 2007 and the period from September 7, 2005 (inception) through March 31, 2006	6

Notes to the Unaudited Financial Statements	7

Item 2 - Management’s Discussion and Analysis or Plan of Operation	-

Item 3 Controls and Procedures	14

PART II - Other Information (Items 1-6)	15

GREENLEAF FOREST PRODUCTS, INC.

Balance Sheet

March 31, 2007

(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$1,049
Accounts receivable	26,565
Inventories	40,060
TOTAL ASSETS	$67,674

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Notes payable to bank	$22,400
Due to officer	41,921
Accounts payable	2,600
Accrued expenses	17,500
Total Current Liabilities	84,421

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding
Common stock at $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Accumulated deficit	(26,747)
Total Stockholders’ Deficit	(16,747)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$67,674

See accompanying notes to the financial statements.

GREENLEAF FOREST PRODUCTS, INC.

Statements of Operations

For the Three Months Ended March 31, 2007 and 2006

(unaudited)

	2007	2006

Product sales	$49,890	$81,737

Cost of goods sold	46,998	70,428

Gross Profit	2,892	11,309

Other Expenses:
Administrative	5,393	121
Other – net	84	-
Total	5,477	121

Net Income (Loss)	$(2,585)	$11,188

Income (loss) per common share - basic and diluted	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic and diluted	10,000,000	9,140,000

See accompanying notes to the financial statements

GREENLEAF FOREST PRODUCTS, INC.

Statements of Operations

For the Nine Months Ended March 31, 2007 and the Period from September 7, 2005 (inception) through March 31, 2006

(unaudited)

	2007		2006

Product sales	$332,689		$105,737

Cost of goods sold	310,149		88,230

Gross Profit	22,540		17,507

Other (Income) Expenses:
Administrative	44,344		157
Start-up costs	-		9,140
Other – net	(3,116)		-
Total	41,228		9,297

Net Income (Loss)	$(18,688)		$8,210

Income (loss) per common share - basic and diluted	$(0.00)	$	$ 0.00

Weighted average number of common shares outstanding - basic and diluted	9,855,620		9,140,000

See accompanying notes to the financial statements.

GREENLEAF FOREST PRODUCTS, INC.

Statements of Cash Flows

For the Nine Months Ended March 31, 2007 and the Period from September 7, 2005 (inception) through March 31, 2006

(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006

Net income (loss)	$(18,688)	$8,210

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Start-up costs paid by common shares	-	9,140
Changes in net operating assets	(72,817)	(29,091)
Net Cash Used in Operating Activities	(91,505)	(11,741)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	860	-
Bank loans	22,400	-
Repayment of loans to related party	(62,000)	-
Loans from related party	82,742	69,988
Net Cash Provided by Financing Activities	44,002	69,988

INCREASE (DECREASE) IN CASH	(47,503)	58,247

CASH AT BEGINNING OF PERIOD	48,552	-
CASH AT END OF PERIOD	$1,049	$58,247

See accompanying notes to the financial statements.

GREENLEAF FOREST PRODUCTS, INC.

Notes to the Financial Statements

March 31, 2007

(Unaudited)

NOTE 1

BASIS OF PRESENTATION

The accompanying interim financial statements for the three and nine-month periods ended March 31, 2007 and 2006 are unaudited and include all adjustments (consisting of normal recurring adjustments) considered necessary by management for a fair presentation.  The results of operations realized during an interim period are not necessarily indicative of results to be expected for a full year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form SB-2 which was declared effective on March 1, 2007.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2007, the Company has limited financial resources, has not established a source of equity or debt financing and has incurred operating losses since inception. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company will solicit sales based on all leads that it can obtain from existing customers, tradeshows and trade literature. For purchases to accommodate those sales, it will generally have to pay for the container shipment at the time that the container reaches the shipping point. Making this payment will require the Company to continue receiving loans from a related party or obtaining financing from an outside financing source. The Company cannot predict the likelihood of continuing to receive financing from these sources.  If it is unable to obtain financing, the Company would attempt to obtain more liberal payment terms from its vendors or would have to order smaller shipments. If sales levels were ever to reach a level where the Company is unable to breakeven on a cash basis, it would give serious consideration to discontinuing operations.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3

SALE OF STOCK

On August 15, 2006, 860,000 shares of the Company’s common stock were sold to 39 shareholders at $.001 per share, including 100,000 shares sold to an officer of the Company.

NOTE 4

INVENTORIES

The Company values inventories, consisting entirely of finished goods at the lower of cost or market.  Cost is determined on the weighted average cost method.

NOTE 5

CONCENTRATION OF RISK

A substantial portion of the Company’s product sales revenues for the nine months ended March 31, 2007 were derived from five unrelated customers (Global Trading (30.24%), MFP of Oregon (39.23%), Southern Lumber (13.58%), Hope Lumber (10.16%), and Creative Woodwork (6.4%)).

Product sales revenues the period from September 7, 2005 (inception) through March 31, 2006 were derived from four customers (Global Trading (41.95%), Hope Lumber (27.51%), Boise Cascade (7.84%) and Pinewood Imports (22.70%)). Pinewood Imports may be considered a related party because it is controlled by the Company president’s husband.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN

OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

Operations

We were incorporated on September 7, 2005 and had our first sales in October 2005. Greenleaf imports pine wood from Brazil and Argentina that is used for civil architecture purposes such as moldings, porch posts, door components, stair parts and packaging materials.  The products are sold to manufacturers as well as distributors.  Pine wood products imported from Brazil and Argentina can generally be resold at lower prices than similar products developed in the United States because of lower production costs.

We purchase our product from unaffiliated wood mills (manufacturers).  Some of these manufacturers have selling agents from whom we purchase the materials.  Others we buy direct.  In general, we order products to fill 40 foot containers at a purchase price that typically ranges up to $30,000. We are billed in United States dollars and pay by wire transfer upon the receipt of a copy of documents (which occurs prior to the product being received by us), which includes the packing list, commercial invoice, and bill of lading. Documents are generally received by email. We generally have a customer for the entire shipment at the time that we order a container. We almost always require payment 10 days after product receipt. To date, we have not incurred any bad debts.

For the next 12 months, we anticipate continuing business at its current level. We expect to continue to sell to distributors at the rate of one to two containers per month. All of our activities are expected to continue as they have since inception. We will generally have to pay for the container shipment at the time that it reaches the shipping point. Doing this will require us to continue receiving loans from a related party or obtaining financing from an outside financing source. We cannot predict the likelihood of continuing to receive financing from these sources.  If we are unable to obtain financing, we would attempt to obtain more liberal payment terms from our vendors or would have to order smaller shipments.

The selling price of each shipment is based on negotiation between us and the customer.

A summary of activity for the nine months ended March 31, 2007 and 2006 follows:

Product sales	$332,689	$105,737

Cost of goods sold	310,149	88,230

Gross Profit	22,540	17,507

Other (Income) Expenses:
Administrative	44,344	157
Start-up costs	-	9,140
Other – net	(3,116)	-
Total	41,228	9,297

Net Income (Loss)	$(18,688)	$8,210

During the nine months ended March 31, 2007 we imported 17 containers of product. Substantially all of our sales revenues for the nine months ended March 31, 2007 were derived from five unrelated customers (Global Trading (30.24%), MFP of Oregon (39.23%), Southern Lumber (13.58%), Hope Lumber (10.16%), and Creative Woodwork (6.4%)). Profit margins decreased from the prior year because demand for our product declined as a result of decreased levels of home construction.

Cost of sales consists entirely of the payments made to vendors and the shipping costs incurred to import our products to the United States.

The principal administrative fees included professional fees ($22,383), compensation ($14,000), travel ($2,270), commissions ($1,800) and miscellaneous expenses ($3,891).

Liquidity

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, as are described below and/or elsewhere in this prospectus.

For the nine-month period ended March 31, 2007, we used cash of $91,505 in operations, in part because of the timing of inventory shipments which were received or in transit during the period immediately prior to March 31, 2007. These items were paid for prior to shipment to us. We financed operating activities principally by loans from our President and bank loans guaranteed by our President and her husband. At March 31, 2007, we owed $ 41,921 to our President and her family and $22,400 to a bank. The bank loans were drawn down under a $40,000 line of credit guaranteed by our President.

Despite the fact our President is willing to consider providing us with a loan or advance on a case by case basis, her resources are not unlimited. We do not believe that we can rely on the likelihood of any significant advance in excess of $60,000 if we are unable to pay standard operating costs.

We sell wood products that have little value added to them. Therefore, overall margins tend to be low. We have little negotiating margin. Our cash flow from operations tends to be directly related to volume. Our fixed costs are low. Most costs relate to purchases and importing fees. The more items that we import, the more cash flow we generate. The fewer items that are imported the lower is our cash flow.  We will generally have to pay for the container shipment at the time that it reaches the shipping point. For us to be able to make these payments will require that we continue receiving loans from related parties or other sources. We cannot predict the likelihood of continuing to receive financing from these sources.  If we are unable to obtain financing, we would attempt to obtain more liberal payment terms from our vendors or would have to order smaller shipments.

Private capital, if sought, will be sought from former business associates of our founder or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use restricted shares of our common stock to compensate employees/consultants and independent contractors wherever possible.  We believe that operations are generating sufficient cash to continue operations for the next 12 months.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use noncash means of settling obligations and compensate persons and/or firms providing services or products to us, although there can be no assurances that we will be successful in any of those efforts.  Issuing shares of our common stock to such persons instead of paying cash to them would increase our chances to expand our business.  Having shares of our common stock may also give persons a greater feeling of identity with us which may result in referrals.  To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf.

In August 2006, Greenleaf sold 860,000 of its common stock to 39 people for $860. The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was also intended to get relatives and business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families, friends and/or business associates may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

New Accounting Pronouncements

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with our annual report for the year ended June 30, 2008, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting;

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Critical Accounting Policies

The preparation of financial statements and related notes in conformity with accounting principles generally accepted in the United States of America requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to bad debts, inventories, income taxes, restructuring and impairments and contingencies and litigation.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Seasonality

Typically, the demand for building and wood products is greatest during the summer months and lowest during winter months, especially in the northern and Midwestern states.

ITEM 3

CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (one person, our President), as appropriate, to allow timely decisions regarding required disclosures.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Greenleaf Forest Products, Inc.

(Registrant)

/s/ Michelle Maresova

Michelle Maresova

Title: President and

Chief Financial Officer

May 15, 2007