Form 10KSB
period 2007-06-30
GREENLEAF FOREST PRODUCTS, INC.
filed 2007-08-03
CIK 1374135

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-137920

Greenleaf Forest Products, Inc.
(Name of Small Business Issuer in its Charter)

Nevada	20-3547389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1611 Gate Creek Drive
Pearland, TX	77581
(Address of principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: 888-880-9663

Securities registered under Section 12(b) of the Act:

Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐   Yes  ☒  No

State Issuer’s revenues for its most recent year:  $545,888 as of June 30, 2007.

The number of shares outstanding of each of the Registrant’s classes of common stock, as of July 18, 2007 is 10,000,000 shares, all of one class, $.001 par value per share.  Of this number, 750,000 shares were held by non-affiliates of the Registrant.

The Company’s common stock has not traded on the OTCBB or any national exchange and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the 750,000 shares held by non-affiliates, based upon the book value as of June 30, 2007 is less than $.01 per share.

*Affiliates for the purpose of this item refers to the Registrant’s officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant’s securities as record holders only for their respective clienteles’ beneficial interest) owning 5% or more of the Registrant’s common stock, both of record and beneficially.

ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS

DURING THE PAST FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes__________No_________ NOT APPLICABLE

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference: NONE

Transitional Small Business Disclosure Format

☐  Yes  ☐  No

PART I

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain matters discussed in this annual report on Form 10-KSB are forward-looking statements.  Such forward-looking statements contained in this annual report on Form 10-KSB involve risks and uncertainties, including statements as to:

•

our future operating results,

•

our business prospects,

•

our contractual arrangements and relationships with third parties,

•

the dependence of our future success on the general economy,

•

our possible financings, and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.  Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this annual report on Form 10-KSB.   Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this report and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

A broker dealer/market maker has made a Form 211 filing with the NASD to obtain a trading symbol for our common stock so that the shares may be quoted on the Over-the-Counter Bulletin Board (OTCBB). No assurances can be given as to whether a trading symbol will be issued.

Item 1.

DESCRIPTION OF BUSINESS

Greenleaf Forest Products, Inc. was incorporated as a Nevada corporation on September 7, 2005 and had our first sale in October 2005.

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

Our products are specialized in use and limited to basic wood products used for molding and similar purposes. We sell our products directly to product manufacturers or to distributors who sell to dealers and retailers. By selling through middlemen, we do not have to meet the vendor requirements and specifications imposed by large retailers. The majority of products that we import are made up of wood blocks that have been cut to three main qualities:

▪

“A” grade products are free of visual defects on all four faces of the wood.  A defect is any blemish, such as color variation, knots, and splits in the wood.  “A” grade products are the highest grade and demand the highest price. They are used mainly in moldings in homes.

▪

“B” grade products have three faces of the wood free of defects.  The back face of the wood has a blemish or defect of some sort, such as color variation caused by mold, the heart center of the tree known as pith, small cracks caused in the drying process and small knots caused when small tree limbs absorb into the tree.  “B” grade products are priced approximately 10% below the “A” grade price.   However, market conditions and raw material availability sometime result in an increase or decrease from the 10% variation.  “B” grade products are used in white primed moldings and door frames where the back of the wood will be against a wall.

▪

“C” grade products have defects on all four sides of the wood. These defects typically range from knots, voids, extreme color variation, crakes, and resin concentrations.  “C” grade products are generally not aesthetically pleasing and demand a price that is 50-65% below that of “A” grade.  A majority of “C” grade products is used as core material such as in table tops, inners of doors, and dunnage (wood scrapes for packing material).  Unless being used for dunnage, “C” grade products will have a veneer applied to cover blemishes.

These blocks are processed through a machine known as a finger jointer that allows the blocks to be finger jointed and glued lengthwise to make longer products known as finger jointed blanks.   The benefit of a finger jointed blank is the diversity of products into which the blank can be reworked such as 16 foot moldings. Sizes of these blanks vary according to the customers needs.  Representative sizes are 16' length with widths of 2 1/8", 2 3/8", 2 5/8”, 4 7/8", 6 7/8", and thickness of 7/8”, 1-5/16" and 1-9/16".  This product is the basic material used by mills to manufacture appearance grade products including moldings, fascia boards, handrails, balustrades, door and window components, panels, and stair components.  Appearance grade products are products that are believed to look acceptably good to the naked eye of a consumer or purchaser. One of our principal customers manufactures moldings, porch posts and stairs.  The blanks can also be used to manufacture edge glued panel for use in furniture, doors, and in manufacturing wood items such as decorative boxes, bird houses, small decorative cabinets, and knick-knacks.

Industry in which we sell

Our products are used principally in new residential construction and in home improvement, remodeling and repair work. The residential building materials distribution industry is characterized by its substantial size, its highly fragmented ownership structure and an increasingly competitive environment. The industry can be broken into two categories: (i) new construction and (ii) home repair and remodeling. We sell to customers in both categories.

Residential construction activity for both new construction and repair and remodeling is closely linked to a variety of factors directly affected by general economic conditions, including employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood products, regional demographics and consumer confidence.

The residential building materials distribution industry has undergone significant changes over the last three decades. Prior to the 1970s, residential building products were distributed almost exclusively by local dealers, such as lumberyards and hardware stores. These channels served both the retail consumer and the professional builder. These dealers generally purchased their products from wholesale distributors and sold building products directly to homeowners, contractors and homebuilders. In the late 1970s and 1980s, substantial changes began to occur in the retail distribution of building products. The introduction of the mass retail, big box format by The Home Depot and Lowe’s began to alter this distribution channel, particularly in metropolitan markets. They began displacing local dealers by selling a broad range of competitively priced building materials to the homeowner and small home improvement contractor. We generally do not compete with building products mass retailers such as The Home Depot and Lowe’s. Their business model for building products is primarily suited to sell products that require little or no differentiation and that turn over in very high volumes.

Import Process

We import our wood products from Brazil and Argentina because it allows us to obtain products that are comparable to similar products grown or manufactured in the United States. Labor costs in Brazil and Argentina are lower than in the United States. In addition the climate and soil conditions are generally ideal to grow Southern yellow pine trees. In many places in Brazil, Southern yellow pine trees reach full growth in 28 years. By comparison, in areas with different climate and soil conditions, the period needed to reach full growth can be as long as 70 years. Finally, Brazil does not have as many environmental laws and regulations affecting the tree growing industry as the United States.

Pine wood products imported from Brazil cost less and can generally be resold at lower prices than similar products developed in the United States. Government initiatives and non-governmental environmental groups have slowed the harvest from old-growth virgin forests especially in Europe and in the Pacific Northwestern region of North America. Litigation and new legislation has taken much public timberland out of production in the Pacific Northwest and has even restricted harvesting on large areas of privately-held land. The country with the second largest plantation resource is Brazil, where there are over 2.5 million hectares of hardwood and 1.5 million hectares of plantation pine.  A hectare is a unit of measure equal to 10,000 square meters. The area in Brazil that grows the pines that are used for the wood products is comprised of large plantations that receive government incentives to grow new trees to replace trees that are cut. This reforestation program appears to be working effectively which appears to ensure supplies of pine wood for the indefinite future.

We purchase our product from unaffiliated wood mills (manufacturers).  Some of these manufacturers have selling agents from whom we purchase the materials.  Others we buy direct.  In general, we order products to fill 40 foot containers at a purchase price that typically ranges up to $30,000. We are billed in United States dollars and pay by wire transfer upon the receipt of a copy of the documents, which includes the packing list, commercial invoice, and bill of lading. Documents are generally received by email. We generally have a customer for the entire shipment at the time that we order a container. We almost always require payment 10 days after product receipt. Through freight forwarders and agents, we arrange to have the container shipped by vessel to the port that is nearest to the customer’s location. The most common port destinations are Houston, Charleston, Savannah or New York. The container is shipped by truck from the port to the final customer or shipped to warehouses to be unloaded to be placed on flat beds or vans.  If a purchase were to be made without having a customer in advance, it would be shipped to Houston and stored in a public warehouse. To date, this has not happened.

The turnaround time between ordering and delivery is generally about 90 days. The principal limitation on our ability to import more containers is a shortage of cash and/or credit facilities. We are required to pay for the entire shipment at the time that it is placed on a vessel in Brazil.

The exchange rate of the Brazilian Real increased approximately 13% compared to the US Dollar from March 2007 to July 2007. This increase has increased the price of the Brazilian imports making them less competitive in the United States from a price perspective.

Sales

We typically sell an entire container to the same customer. We generally are unable to purchase more than one or two containers in any one month. Our customers are known to our president through her connections in Brazil and through her prior industry experience. She keeps in touch with their needs through frequent telephone calls. Sales prices are negotiated. We also meet new prospective customers by telephone solicitation of agents who advertise in industry publications or distribute marketing materials and brochures at tradeshows or through the mail. We attend industry tradeshows where we meet and talk to potential customers and other industry contacts. From a practical point, we have a small number of sales each year and, therefore, are familiar with most customers and vendors. We generally require payment 10 days after product receipt. To date, we have not incurred any bad debts.

Currently, most sales are made to a very limited number of customers. Substantially all of our sales revenues for the year ended June 30, 2007 were derived from six unrelated customers (BMC West (19.37%), Global Trading (18.55%), MFP of Oregon (37.40%), Southern Lumber Sales (12.06%), Hope Lumber (6.23%), and Creative Woodworks (5.93%)). All of our product sales revenues for the period ended June 30, 2006 were derived from five customers (Global Trading (47.48%), MFP of Oregon (11.97%), Hope Lumber (23.65%), Boise Cascade (6.59%) and Pinewood Imports, LLC, a Texas Limited Liability Company (10.31%)). Pinewood Imports may be considered to be a related party because it is controlled by our president’s husband.

We anticipate that we will rely on a small number of customers for the indefinite future. There is no assurance that these customers will provide us with sufficient levels of revenue to generate profits or even to sustain operations or that, in the event that we lose our relationship with these customers, that the revenue lost could be replaced.

Competition

We compete with many local and regional building product distributors and dealers.

The principal factors on which we compete are pricing and availability of product, service and delivery capabilities, and customer relationships.

The exchange rate of the Brazilian Real increased approximately 13% compared to the US Dollar from March 2007 to July 2007. This increase has increased the price of the Brazilian imports making them less competitive in the United States from a price perspective. Most of our competitors have substantially more resources, significantly greater number of employees and greater name recognition than do we. These factors impact us to a greater degree in times when homebuilding is depressed and there is an overall decrease in the demand for the products that we sell.

We cannot provide any assurances that our approach to customer service will be successful given the current economic factors and disparity in resources in comparison to our competitors.

Intellectual Property

We have no patents or trademarks.

Cyclicality and Seasonality

Various cyclical and seasonal factors, such as general economic conditions and weather, historically are likely to cause our results of operations to fluctuate from period to period. Our size, extensive nation-wide operating model and the geographic diversity of our distribution centers to some extent mitigate our exposure to these cyclical and seasonal factors. These factors include levels of new construction, home improvement and remodeling activity, weather, interest rates and other local, regional and economic conditions. Many of these factors are cyclical or seasonal in nature. We anticipate that fluctuations from period to period will continue in the future. Our first quarter and, generally, our fourth quarter are typically adversely affected by winter weather patterns in the Midwest, Mid-Atlantic and Northeast, which typically result in seasonal decreases in levels of construction activity in these areas. Because much of our overhead and expenses remain relatively fixed throughout the year, our operating profits also will tend to be lower during the first and fourth quarters. In addition, other weather patterns, such as hurricane season in the Southeast region of the United States during the third and fourth quarters, can have an adverse impact on our profits in a particular period.

Employees

At July 13, 2007, we had one employee, Michelle Maresova. Ms. Maresova devotes 25 to 30 hours per week to us. We depend heavily on Ms. Maresova’s contact base to get customer referrals and orders. There are no written employment contracts or agreements.

Item 2.

DESCRIPTION OF PROPERTY

We currently operate out of office space located at 1611 Gate Creek Drive, Pearland, TX 77581 provided to us by our president at no cost which serves as our principal address. Ms. Maresova incurs no incremental costs as a result of our using the space. Therefore, she does not charge us for its use. There is no written lease agreement.

Item 3.

LEGAL PROCEEDINGS

We are not party to any pending or, to our knowledge, threatened litigation of any type

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

The Company became subject to Securities Exchange Act Reporting Requirements in March 2007. There is no established current public market for the shares of our common stock.  A symbol was assigned for our securities on June 22, 2007 so that our securities may be quoted for trading on the OTCBB under symbol GNLF.  There can be no assurance that a liquid market for our securities will ever develop. Transfer of our common stock may also be restricted under the securities or blue sky laws of various states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on July 13, 2007, there were 40 stockholders of record of our common stock, and 10,000,000 shares were issued and outstanding.

We have never repurchased any of our equity securities.

Quoting and Trading of our Common Stock

 There is no established trading market for our common stock.  Application to quote the shares of our common stock on the OTCBB was accepted on June 22, 2007. Until our common stock is fully distributed and an orderly market develops, if ever, the price at which it trades is likely to fluctuate significantly.  Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business generally, including the impact of the factors referred to in "Risk Factors," investor perception and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

General Market Risks

There is no established public market for our common stock, and there can be no assurance that any established market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

The market price for our common stock is likely to be highly volatile and subject to wide fluctuations in response to factors, many of which are beyond our control, including the following:

•

actual or anticipated variations in quarterly operating results;

•

announcements by our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•

additions or departures of key personnel;

•

sales or issuances of additional shares of common stock; and

•

potential litigation or regulatory matters.

The market prices of the securities of microcap companies have been especially volatile.  Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance.  In the past, following periods of volatility in the market price of their stock, many companies have been the subject of securities class action litigation.  A stockholder lawsuit could result in substantial costs and a diversion of management's attention and resources and would adversely affect our stock price.

The sale or availability for sale of a substantial number of shares of our common stock in the public market pursuant to Rule 144 under the Securities Act of 1933 or otherwise, could materially adversely affect the market price of the common stock and could impair the company's ability to raise additional capital through the public or private sale of its securities. We have 10,000,000 common shares outstanding of which 8,240,000 shares of common stock outstanding are "restricted securities," as that term is defined in Rule 144 and may, under certain circumstances, be sold without registration under the Securities Act of 1933.  The availability of Rule 144 to the holders of our restricted securities would be conditioned on, among other factors, the availability of certain public information concerning us.  “Restricted Securities” as referred to herein may be principally defined as indicated in the Securities Act of 1933, Rule 144(a)(3) “Definitions”:

“Securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering.”

We have 99,000,000 authorized shares of common stock, of which 10,000,000 are currently outstanding.  The board of directors, without stockholder approval, could issue up to 89,000,000 shares of common stock upon whatever terms it determines to whomever it determines, including persons or entities that would help our present management.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains  "forward-looking  statements"  which can be identified by the use of forward-looking  terminology such as "believes," "expects,"  "may," "should" or  "anticipates"  or the negative  thereof or other variations thereon or comparable terminology,  or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. We caution readers that important factors may affect our actual results and could cause such results to differ materially from forward-looking statements made by or on our behalf. Such factors include, but are not limited to, changing market conditions, the impact of competitive services, products, pricing, acceptance of our services and/or products and other risks set forth  herein  and in other  filings  that we have made with the Securities and Exchange Commission.

Operations

We were incorporated on September 7, 2005 and had our first sale in October 2005. Greenleaf imports pine wood from Brazil and Argentina that is used for civil architecture purposes such as moldings, porch posts, door components, stair parts and packaging materials.  The products are sold to manufacturers as well as distributors.  Pine wood products imported from Brazil and Argentina can generally be resold at lower prices than similar products developed in the United States because of lower production costs.

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

We have been receiving significantly fewer orders and inquiries for our product over the past few months. We believe the reason for this is twofold. First, the level of new home construction has declined. In addition, the level of major home renovation appears to be declining as well. Second, the exchange rate of the Brazilian Real increased approximately 13% compared to the US Dollar from March 2007 to July 2007. This increase has increased the price of the Brazilian imports making them less competitive in the United States from a price perspective.

For the next 12 months, we cannot anticipate what our level of business and sales will be because of the outside economic factors that are currently affecting our business. We will generally have to pay for the container shipment at the time that it reaches the shipping point. Doing this will require us to continue receiving loans from a related party or obtaining financing from an outside financing source. We cannot predict the likelihood of continuing to receive financing from these sources.  If we are unable to obtain financing, we would attempt to obtain more liberal payment terms from our vendors or would have to order smaller shipments. There is no way of predicting the likelihood of being successful in these efforts.

Our independent auditors included a fourth paragraph in their report on our 2007 financial statements indicating that there are substantial doubts concerning our ability to continue as a going concern.

A summary of operations for the year ended June 30, 2007 and the period from September 7, 2005 (inception) through June 30, 2006 is:

	2007	2006

Product sales	$545,888	$236,058

Cost of goods sold	521,560	218,663

Gross Profit	24,328	17,395

Other Expenses:
Administrative	61,468	15,477
Start-up costs	-	9,140
Other – net	(2,813)	836
Total	58,655	25,453

Net Loss	$(34,327)	$(8,058)

During the year ended June 30, 2007, we imported 25 containers of product. During the period September 7, 2005 (inception) to June 30, 2006, we imported 12 containers of product.  Gross margins are low because we have little negotiating leverage with customers. The recent decline in home building and the increase in the value of the Brazilian Real compared to the US Dollar have reduced our negotiating leverage even further.

Currently, most sales are made to a very limited number of customers. Substantially all of our sales revenues for the year ended June 30, 2007 were derived from six unrelated customers (BMC West (19.37%), Global Trading (18.55%), MFP of Oregon (37.40%), Southern Lumber Sales (12.06%), Hope Lumber (6.23%), and Creative Woodworks (5.93%)). All of our product sales revenues during the period from September 7, 2005 (inception) through June 30, 2006 were derived from five customers (Global Trading (47.48%), MFP of Oregon (11.97%), Hope Lumber (23.65%), Boise Cascade (6.59%) and Pinewood Imports, LLC, a Texas Limited Liability Company (10.31%)). Pinewood Imports may be considered to be a related party because it is controlled by our president’s husband.

We anticipate that we will rely on a small number of customers for the indefinite future. We believe that reasonable potential exists to increase our levels of sales to these customers, although there is no way of predicting the amount or likelihood of potential sales increases. There is no assurance that these customers will provide us with sufficient levels of revenue to generate profits or even to sustain operations or that, in the event that we lose our relationship with these customers, that the revenue lost could be replaced.

We would need a source of financing to increase sales significantly because we must pay our vendor at the time that a container is put on a ship. We do not get paid by a customer until ten days after we deliver the product.

Cost of sales consists entirely of the payments made to vendors and the shipping costs incurred to import our products to the United States.

Administrative costs in 2007 consist principally of compensation costs to our president and professional fees. The costs due to our president were accrued but not paid.

Startup costs were initial costs of planning and incorporating. These costs were satisfied through the issuance of 9,140,000 shares of common stock to our president.

Liquidity

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, as are described below and/or elsewhere in this prospectus.

For the year ended June 30, 2007, we used cash of $62,376. We financed operating activities principally by loans from our President. At June 30, 2007, we owed $78,748 to our President. There are also accrued compensation costs of $20,000 due to our President.

Despite the fact that our President is willing to consider providing us with a loan or advance on a case by case basis, her resources are not unlimited. We do not believe that we can rely on the likelihood of any significant advance in excess of the amounts currently due to our President if we are unable to pay standard operating costs.

We sell wood products that have little value added to them. Therefore, overall margins tend to be low. We have little negotiating leverage. The recent decline in home building and the increase in the value of the Brazilian Real compared to the US Dollar have reduced our negotiating leverage even further. Our cash flow from operations tends to be directly related to volume. Our fixed costs are low. Most costs relate to purchases and importing fees. The more items that we import, the more cash flow we generate. The fewer items that are imported the lower is our cash flow.  We will generally have to pay for the container shipment at the time that it reaches the shipping point. For us to be able to make these payments will require that we continue receiving loans from related parties or other sources. We cannot predict the likelihood of continuing to receive financing from these sources.  If we are unable to obtain financing, we would attempt to obtain more liberal payment terms from our vendors or would have to order smaller shipments.

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

We have become a publicly-reporting company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling obligations and compensate independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs.

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

In August 2006, Greenleaf sold 860,000 of its common stock to 39 individuals for $860. The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was also intended to get relatives and business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families, friends and/or business associates may provide us with valuable services such as recommending our services and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Current Developments

As indicated in our audited financial statements for the fiscal year ended June 30, 2007, business has not progressed in the manner previously envisioned by management.

 The net loss for the fiscal year ended June 30, 2007 more than quadrupled to approximately $34,000, notwithstanding the fact that product sales more than doubled.

Additionally, our balance sheet as of June 30, 2007, indicates current liabilities which are approximately 50% greater than our assets and our accumulated deficit has risen to approximately $42,000.

It should also be noted that our auditors have indicated that there is substantial uncertainty concerning our ability to continue as a going concern qualification making reference to the above-cited facts and their concerns regarding the current negative impact upon our business caused by changes in foreign exchange rates between the Brazilian and U.S. currencies.

In view of the above and the further fact that we are still obligated to pay approximately $65,000 in legal, accounting and other expenses relating to our SB-2 Registration Statement heretofore declared effective on March 1, 2007, we find ourselves in a position whereby we are entertaining and reviewing solicitations from brokerage firms, lawyers, accountants and others as to the availability of purchasing a public entity, such as ours through some form of business combination.

If and when the Company goes forward with any such sale and binding agreements are executed, we (or the surviving entity as the case may be) will file the necessary Form 8-K and such exhibits, schedules and/or financial statements as are required.

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

Risk Factors

Risks Related to the Business

1.

Greenleaf has too limited of an operating history to permit investors to make reasonable evaluations based on our past history and performance.

Greenleaf was founded in September 2005 and commenced revenue producing operations shortly thereafter. We have insufficient operating history upon which an evaluation of our future performance and prospects can be made.  Our level of revenue producing activity is such that the gain or loss of one customer or shipment has a significant percentage impact on the period in which the gain or loss takes place which may not be indicative of activity that will take place in future periods. In addition, the operations of a small company may be severely impacted if serious unanticipated problems or costs arise from one contract.

Our future prospects must be considered in light of the fact that plans of relatively new and under-funded businesses often do not get implemented as quickly or effectively as management initially intends. Newer companies also often lack the experience and resources to respond quickly to opportunities or identify potential problems. In addition, any early success does not necessarily indicate the likelihood of ongoing or future success. We operate in an industry that has several large distributors. If something happens that hurts our relationship with one of these distributors before we develop a strong sales base and reputation, our business and prospects may be badly damaged and our investors may lose all or a significant portion of their investments.

Greenleaf cannot be certain that our business strategy will be successful, or that we will be able to maintain or significantly increase our levels of revenue. If we are unable to maintain current levels of revenue, we are likely to continue to incur losses which may prevent us from satisfying obligations on a timely basis

2.

Greenleaf has extremely limited financial resources.  Absent sufficient financial resources we will be unable to undertake programs designed to expand our business.

Greenleaf has extremely limited financial resources and has not established a source of equity or debt financing. Greenleaf will require some financing to expand our business and implement our entire strategic plan. We believe that we may require approximately $100,000 annually in addition to the costs incurred to be a publicly reporting company of up to $50,000 per annum (see “liquidity”), to expand our business. That money would be used for marketing, travel and personnel costs. There can be no assurance that outside financing will be available or found. If Greenleaf is unable to obtain financing, it may not be able to maintain or expand revenue producing activities.

If we are unable to obtain financing or if the financing we do obtain is insufficient to cover any operating losses we may incur, we may have to substantially curtail our operations or seek other business opportunities through strategic alliances, acquisitions or other arrangements that may dilute the interests of existing stockholders. To date, no Greenleaf officer, director, or affiliate has had any preliminary contact or discussions with, nor are there any present plans, proposals, arrangements or understandings with any representatives of the owners of any business or company regarding the possibility of an acquisition or business transaction referred to herein or otherwise.

3.

We are dependent on loans from a related party to meet our obligations. Without these loans we may be unable to finance our operations.

Our only source of financing has been loans from a related party. At June 30, 2007, outstanding loans due to our President amounted to $78,748.  We may need funds to pay for the products that we import before we sell them.  If our President is unable to or does not continue providing financing and we are unable to find a replacement source of financing, we will have to reduce the amount that we import which will reduce our revenue levels and operations.

4.

Our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

In their report on our financial statements as of June 30, 2007, our independent auditors said that there is substantial doubt about our ability to continue as a going concern because we have limited financial resources, have not established a source of equity or debt financing,  have incurred operating losses since inception and are confronted by serious economic conditions caused by the decline in home building and changes in foreign exchange rates.

5.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (74,000,000) but unissued (64,000,000) common shares. In addition, if a trading market develops for our common stock, of which there can be no assurance, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of Greenleaf because the shares may be issued to parties or entities committed to supporting existing management.

6.

Greenleaf is and will continue to be completely dependent on the services of our president, Michelle Maresova, the loss of whose services would likely cause our business operations to cease, and we will need to engage and retain qualified employees and consultants to further implement our strategy.

Greenleaf’s operations and business strategy are completely dependent upon the knowledge and business contacts of Michelle Maresova, our president.  Ms. Maresova has extensive business experience and contacts in Brazil and Argentina. She is under no contractual obligation to remain employed by us.  If she should choose to leave us for any reason before we have hired qualified additional personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein.   We will fail without Ms. Maresova or an appropriate replacement(s).  We intend to acquire key-man life insurance on the life of Ms. Maresova naming us as the beneficiary when and if we obtain the resources to do so and Ms. Maresova remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

7.

Our sales and profitability depend significantly on new residential construction and home improvement activity.

We believe that our sales depend heavily on the strength of national and local new residential construction and home improvement and remodeling markets. The strength of these markets depends on new housing starts and residential renovation projects, which are a function of many economic factors beyond our control. Some of these factors include employment levels, job and household formation, interest rates, housing prices, tax policy, availability of mortgage financing, prices of commodity wood products, regional demographics and consumer confidence. Downturns in the markets that we serve or in the economy generally could have a material adverse effect on our operating results and financial condition. Reduced levels of construction activity result in intense price competition among building materials suppliers, which may adversely affect our gross margins. We have not been in operation long enough to measure the specific range of impact that economic or housing downturns will have on our operations.

8.

The industry in which we compete is highly cyclical, and any downturn resulting in lower demand or increased supply could have a materially adverse impact on our financial results.

The building products distribution industry is subject to cyclical market pressures caused by a number of factors that are out of our control, such as general economic and political conditions, levels of new construction, home improvement and remodeling activity, interest rates, weather and population growth. We are most impacted by changes in the demand for new homes and in general economic conditions that impact the level of home improvements. Changes in market demand for new homes and for home improvements occur periodically and vary in severity. We believe that we would be impacted disproportionately by market downturns because we tend not to be a major supplier. Secondary suppliers, such as us, tend to have orders reduced or eliminated before major suppliers do. There is no reasonable way to predict with accuracy the timing or impact of market downturns. To the extent that cyclical market factors adversely impact overall demand for building products or the prices that we can charge for our products, our net sales and margins would likely decline. In addition, the unpredictable nature of the cyclical market factors that impact our industry make it difficult to forecast our operating results.

9.

The building materials distribution industry is extremely fragmented and competitive, and we may not be able to compete successfully with our existing competitors or new entrants into the markets we serve.

The building materials distribution industry is extremely fragmented and competitive. Our competition varies by product line, customer classification and geographic market. The principal competitive factors in our industry are:

•

pricing and availability of product;

•

service and delivery capabilities;

•

ability to assist with problem-solving;

•

customer relationships;

•

geographic coverage; and

•

breadth of product offerings

Also, financial stability is important to distributors in choosing suppliers.

We compete with many local, regional and national building materials distributors and dealers. In addition, some product manufacturers sell and distribute their products directly to our customers, and the volume of such direct sales could increase in the future. Additionally, manufacturers of products similar to those distributed by us may elect to sell and distribute directly to our customers in the future or enter into exclusive supplier arrangements with other distributors. Most of our competitors have greater financial and other resources and may be able to withstand sales or price decreases easier than we can. We also expect to continue to face competition from new market entrants. We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

10.

All of our revenue is derived from a very limited number of customers.

Substantially all of our sales revenues for the year ended June 30, 2007 were derived from. Substantially all of our sales revenues for the year ended June 30, 2007 were derived from six unrelated customers (BMC West (19.37%), Global Trading (18.55%), MFP of Oregon (37.40%), Southern Lumber Sales (12.06%), Hope Lumber (6.23%), and Creative Woodworks (5.93%)). All of our product sales revenues for the period from September 7, 2005 (inception) through June 30, 2006 were derived from five customers (Global Trading (47.48%), MFP of Oregon (11.97%), Hope Lumber (23.65%), Boise Cascade (6.59%) and Pinewood Imports, LLC, a Texas Limited Liability Company (10.31%)). Pinewood may be considered to be a related party because it is controlled by our president’s husband. The other four customers in 2006 are unrelated to each other and unaffiliated to us. We anticipate that we will rely on a small number of customers for the indefinite future. There is no assurance that these customers will provide us with sufficient levels of revenue to generate profits or even to sustain operations or that, in the event that we lose our relationship with these customers, that the revenue lost could be replaced.

11.

We face intense competition and may not be able to operate profitably in our markets.

We face intense competition from both large international and small domestic producers. Aggressive actions by these competitors can lead to decreased pricing. Operating results in the building products business are typically volatile. The products in this business are commodities, whose selling prices tend to be the principal competitive factor. We cannot control such factors as decreasing demand from customers or increasing supply from competitors, both of which may cause rapid price decreases for such products and in turn adversely affect our net sales, operating income and cash flows.

Many of our current and potential competitors have greater name recognition and more established relationships in the industry and greater financial and manpower resources than do we.

12.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Nevada law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we will be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares, if such a market ever develops.

13.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. A symbol was assigned for our securities on June 22, 2007 so that our securities may be quoted for trading on the OTCBB under symbol GNLF. Even with the symbol, there can be no assurances as to whether

(i)

any active market for our shares will develop;

(ii)

 the prices at which our common stock will trade; or

(iii)

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of Greenleaf and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in these securities.

14.

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.

All of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the OTCBB (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of revisions to Rule 144 which became effective on or about April 29, 1997, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of at least two years.  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

15.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions which will create a lack of liquidity and make trading difficult or impossible.

Until our shares of common stock qualify for inclusion in the NASDAQ system, if ever, the trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by the NASD. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

SEC Rule 15g-9 (as most recently amended and effective on September 12, 2005) establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

16.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

17.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over Greenleaf.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock, par value $ .001 per share.

The specific terms of the preferred stock have not been determined, including:

•

designations;

•

preferences;

•

conversions rights;

•

cumulative, relative;

•

participating; and

•

optional or other rights, including:

•

voting rights;

•

qualifications;

•

limitations; or

•

restrictions of the preferred stock

Our board of directors is entitled to authorize the issuance of up to 1,000,000 shares of preferred stock in one or more series with such limitations and restrictions as may be determined in its sole discretion, with no further authorization by security holders required for the issuance thereof.

The issuance of preferred stock could adversely affect the voting power and other rights of the holders of common stock. Preferred stock may be issued quickly with terms calculated to discourage, make more difficult, delay or prevent a change in control of Greenleaf or make removal of management more difficult. As a result, the board of directors' ability to issue preferred stock may discourage the potential hostility of an acquirer, possibly resulting in beneficial negotiations. Negotiating with an unfriendly acquirer may result in, among other things, terms more favorable to us and our stockholders. Conversely, the issuance of preferred stock may adversely affect any market price of, and the voting and other rights of the holders of the common stock. We presently have no plans to issue any preferred stock.

18.

All 1,760,000 shares of our common stock that were registered in our offering may be sold by selling stockholders. A significant volume of sales of these shares over a short or concentrated period of time is likely to depress the market for and price of our shares in any market that may develop.

All 1,760,000 shares of our common stock held by 40 shareholders that were registered in our offering may be sold either at once or over a period of time. These sales may take place because all of these shares of common stock were registered and, accordingly, reliance upon Rule 144 is not necessary. The ability to sell these shares of common stock and/or the sale thereof reduces the likelihood of the establishment and/or maintenance of an orderly trading market for our shares at any time in the near future.

19.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our president currently owns 91.4% of our outstanding common stock assuming sale of all shares being registered. Because of her beneficial stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president, on her own decision, may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

20.

We do not expect to pay dividends in the foreseeable future

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

21.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending June 30, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2008. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

22.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. Without an independent audit committee, our directors, neither of whom is independent, will effectively determine their own compensation levels and employments terms. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations. We intend to comply with all corporate governance measures relating to director independence as and when required.

23.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of ’34 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

Upon becoming a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

24.

Michelle Maresova, our president and chief financial officer, has no meaningful accounting or financial reporting education or experience and accordingly our ability to timely meet Exchange Act reporting requirements is dependent to a degree upon others.

Michelle Maresova, our president who holds five executive positions with us, including chief financial officer and principal accounting officer, has no meaningful accounting or financial reporting education or experience. She is heavily dependent on advisors and consultants. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities involves a high degree of risk.  Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-KSB.

Item 7.

FINANCIAL STATEMENTS

The financial statements filed as part of this Annual Report on Form 10-KSB are set forth starting on page F-1.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 6, 2007, the Company dismissed its independent registered public accounting firm, Most & Company, LLP (“Mostco”).

The reports of Mostco on the financial statements of the Registrant as of June 30, 2006 and the related statements of operations, stockholders’ equity and cash flows for the period from September 7, 2005 (inception) through June 30, 2006 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to change independent registered public accounting firms was approved by the members of the Board of Directors of the Registrant.

During the Registrant’s two most recent fiscal years and the subsequent interim periods through April 6, 2007, there were no disagreements with Mostco on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mostco, would have caused it to make reference thereto in its reports on the financial statements for such years.

The Registrant provided Mostco with a copy of this Current Report and has requested that it furnish the Registrant with a letter addressed to the Securities & Exchange Commission stating whether it agrees with the above statements.

Effective April 6, 2007 the Registrant has engaged Li & Company, PC as its new independent certified public accounting firm to audit the Registrant’s financial statements. Prior to such engagement, the Registrant did not consult such firm on any of the matters referenced in Regulation S-B Item 304(a)(2).

Item 8A.

CONTROLS AND PROCEDURES

As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer/ Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, our Chief Executive Officer/Chief Financial Officer has concluded that our disclosure controls and procedures are, as of the date covered by this Annual Report, effective to ensure that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms.

Item 8B.

OTHER INFORMATION

NONE

PART III

Item 9.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our management consists of:

Name	Age	Title
Michelle Maresova	33	President, CEO, CFO, principal accounting officer and chairman
Kristine R. Barton	37	Secretary, treasurer and director

Michelle Maresova – is a native Brazilian who founded us in September 2005. She was an English teacher in Japan from 1996 to 1998.  She functioned as an independent broker for products imported from Brazil from 2001 until August 2005. She also served as a director of Pinewood Imports, Ltd., a then public company in which her husband was president, from August 2005 to August 2006.  Pinewood is now a private company. Ms. Maresova, who graduated from Brigham Young University, is fluent in English, Portuguese, Spanish, and French.

Kristine R. Barton - became our secretary/treasurer and a director in August 2006.   She was the marketing director for Hou-Tra International in Houston, Texas from July 1999 to June 2001.  From July 2001 to May 2006 she worked for East Houston Regional Medical Center, first as manager of employee relations and then as director of marketing.  In May 2006, she joined the University of Texas Medical Branch in Galveston Texas.  Ms Barton has been providing us with marketing assistance since our inception and will continue to assist us on a part-time basis as needed. She is a sister-in-law to our president. Ms Barton received BA and MBA degrees from Idaho State University.

Possible Potential Conflicts

No member of management is or will be required by us to work on a full time basis, although our president currently devotes 25 to 30 hours per week to us. Accordingly, certain conflicts of interest may arise between us and our officer(s) and director(s) in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his fiduciary duties to us.  There is only one known potential conflict of interest relating to the fact that our president’s husband controls Pinewood Imports, which imports wood products from Brazil. Pinewood’s imports are currently different from the products imported by us.

Currently we have only two officers, both of whom also serve as directors, and are in the process of seeking to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed and we have sufficient capital resources and cash flow to make such offers.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Both directors’ terms of office expire on July 31, 2007. All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none) and serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but may receive compensation for their role as officers.

As long as we have an even number of directors, tie votes on issues are resolved in favor of the chairman’s vote.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the Greenleaf board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage the stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.  See “Executive Compensation” hereinafter.

All directors will be reimbursed by Greenleaf for any expenses incurred in attending directors' meetings provided that Greenleaf has the resources to pay these fees.  Greenleaf will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

Item 10.

EXECUTIVE COMPENSATION

No executive officer or director has received any compensation during the year end June 30, 2007 and the period from September 7, 2005 (inception) to June 30, 2006. We currently have no formal written salary arrangement with our president.

Long Term Compensation
		Annual Compensation			Awards		Payouts
					Restricted	Securities
	Period			Other	Stock	Underlying	LTIP
Name and	Ended		Bonus	Annual	Award(s)	Options/	Payouts	All Other
Principal Position	June 30	Salary ($)	($)	Compensation ($)	($)	SARs (#)	($)	Compensation ($)

Michelle Maresova	2007 2006	$20,000 $15,000	- -	- -	- -	- -	- -	- -
President
Kristine Barton	2007	-	-	-	-	-	-	-
Sec/treas	2006	-	-	-	-	-	-	-

Ms. Maresova’s compensation has been accrued but not been paid.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us regarding beneficial ownership of our common stock as of July 11, 2007 by:

•

each person known or believed by us to own, directly or beneficially, more than 5% of our common stock,

•

each of our directors, and

•

all of our officers and directors as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information furnished by the owners, have sole investment and voting power over to the shares.

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Michelle M. Maresova	9,140,000	91.4
Kristine Barton	120,000 (c)	1.2

Officers and Directors as a group ( 2 members)	9,260,000	92.6
(a) The address for each person is 1611 Gate Creek Drive, Pearland, TX 77581.

(b) Unless otherwise indicated, Greenleaf believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised.

(c) Includes 20,000 shares held by Ms. Barton’s husband and minor son.

Shareholder Matters

As an issuer of "penny stock" the protection provided by the federal securities laws relating to forward looking statements does not apply to us if our shares are considered to be penny stocks.  Although the federal securities law provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any claim that the material provided by us, including this prospectus, contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading.

As a Nevada corporation, we are subject to the Nevada Revised Statutes ("NRS" or "Nevada law"). Certain provisions of Nevada law create rights that might be deemed material to our shareholders. Other provisions might delay or make more difficult acquisitions of our stock or changes in our control or might also have the effect of preventing changes in our management or might make it more difficult to accomplish transactions that some of our shareholders may believe to be in their best interests. These provisions are described below.

Dissenters' Rights. Among the rights granted under Nevada law which might be considered material is the right for shareholders to dissent from certain corporate actions and obtain payment for their shares (see Nevada Revised Statutes ("NRS") 92A.380-390). This right is subject to exceptions, summarized below, and arises in the event of mergers or plans of exchange. This right normally applies if shareholder approval of the corporate action is required either by Nevada law or by the terms of the articles of incorporation.

A shareholder does not have the right to dissent with respect to any plan of merger or exchange, if the shares held by the shareholder are part of a class of shares which are:

▪

listed on a national securities exchange,

▪

included in the national market system by the National Association of Securities Dealers, or

▪

held of record by not less than 2,000 holders.

This exception notwithstanding, a shareholder will still have a right of dissent if it is provided for in the articles of incorporation or if the shareholders are required under the plan of merger or exchange to accept anything but cash or owner's interests, or a combination of the two, in the surviving or acquiring entity, or in any other entity falling in any of the three categories described above in this paragraph.

Inspection Rights.  Nevada law also specifies that shareholders are to have the right to inspect company records (see NRS 78.105). This right extends to any person who has been a shareholder of record for at least six months immediately preceding his demand. It also extends to any person holding, or authorized in writing by the holders of, at least 5% of outstanding shares. Shareholders having this right are to be granted inspection rights upon five days' written notice. The records covered by this right include official copies of (1) the articles of incorporation, and all amendments thereto, (2) bylaws and all amendments thereto; and (3) a stock ledger or a duplicate stock ledger, revised annually, containing the names, alphabetically arranged, of all persons who are stockholders of the corporation, showing their places of residence, if known, and the number of shares held by them, respectively. In lieu of the stock ledger or duplicate stock ledger, Nevada law provides that the corporation may keep a statement setting out the name of the custodian of the stock ledger or duplicate stock ledger, and the present and complete post office address, including street and number, if any, where the stock ledger or duplicate stock ledger specified in this section is kept.

Control Share Acquisitions. Sections 78.378 to 78.3793 of Nevada law contain provisions that may prevent any person acquiring a controlling interest in a Nevada-registered company from exercising voting rights. To the extent that these rights support the voting power of minority shareholders, these rights may also be deemed material. These provisions will be applicable to us as soon as we have 200 shareholders of record with at least 100 of these having addresses in Nevada as reflected on our stock ledger. While we do not yet have the required number of shareholders in Nevada or elsewhere, it is possible that at some future point we will reach these numbers and, accordingly, these provisions will become applicable. We do not intend to notify shareholders when we have reached the number of shareholders specified under these provisions of Nevada law. Shareholders can learn this information pursuant to the inspection rights described above and can see the approximate number of our shareholders by checking under Item 5 of our annual reports on Form 10-KSB. This form is required to be filed with the Securities and Exchange Commission within 90 days of the close of each fiscal year following the effectiveness of our registration statement of which this   is a part, absent timely request for 15 calendar day extension. You can view these and our other filings at www.sec.gov in the "EDGAR" database.

Under NRS Sections 78.378 to 78.3793, an acquiring person who acquires a controlling interest in company shares may not exercise voting rights on any of these shares unless these voting rights are granted by a majority vote of our disinterested shareholders at a special shareholders' meeting held upon the request and at the expense of the acquiring person. If the acquiring person's shares are accorded full voting rights and the acquiring person acquires control shares with a majority or more of all the voting power, any shareholder, other than the acquiring person, who does not vote for authorizing voting rights for the control shares, is entitled to demand payment for the fair value of their shares, and we must comply with the demand. An "acquiring person" means any person who, individually or acting with others, acquires or offers to acquire, directly or indirectly, a controlling interest in our shares. "Controlling interest" means the ownership of our outstanding voting shares sufficient to enable the acquiring person, individually or acting with others, directly or indirectly, to exercise one-fifth or more but less than one-third, one-third or more but less than a majority, or a majority or more of the voting power of our shares in the election of our directors. Voting rights must be given by a majority of our disinterested shareholders as each threshold is reached or exceeded. "Control shares" means the company's outstanding voting shares that an acquiring person acquires or offers to acquire in an acquisition or within 90 days immediately preceding the date when the acquiring person becomes an acquiring person.

These Nevada statutes do not apply if a company's articles of incorporation or bylaws in effect on the tenth day following the acquisition of a controlling interest by an acquiring person provide that these provisions do not apply.

According to NRS 78.378, the provisions referred to above will not restrict our directors from taking action to protect the interests of our Company and its shareholders, including without limitation, adopting or executing plans, arrangements or instruments that deny rights, privileges, power or authority to a holder of a specified number of shares or percentage of share ownership or voting power. Likewise, these provisions do not prevent directors or shareholders from including stricter requirements in our Articles of Incorporation or Bylaws relating to the acquisition of a controlling interest in the Company.

Our Articles of Incorporation and Bylaws do not exclude us from the restrictions imposed by NRS 78.378 to 78.3793, nor do they impose any more stringent requirements.

Certain Business Combinations. Sections 78.411 to 78.444 of the Nevada law may restrict our ability to engage in a wide variety of transactions with an "interested shareholder." As was discussed above in connection with NRS 78.378 to 78.3793, these provisions could be considered material to our shareholders, particularly to minority shareholders. They might also have the effect of delaying or making more difficult acquisitions of our stock or changes in our control. These sections of NRS are applicable to any Nevada company with 200 or more stockholders of record and that has a class of securities registered under Section 12 of the 1934 Securities Exchange Act, unless the company's articles of incorporation provide otherwise. By this registration statement, we are registering our common stock under Section 12(g) of the Exchange Act.

These provisions of Nevada law prohibit us from engaging in any "combination" with an interested stockholder for three years after the interested stockholder acquired the shares that cause him to become an interested shareholder, unless he had prior approval of our Board of Directors. The term "combination" is described in NRS 78.416 and includes, among other things, mergers, sales or purchases of assets, and issuances or reclassifications of securities. If the combination did not have prior approval, the interested shareholder may proceed after the three-year period only if the shareholder receives approval from a majority of our disinterested shares or the offer meets the requirements for fairness that are specified in NRS 78.441-42. For the above provisions, "resident domestic corporation" means a Nevada corporation that has 200 or more shareholders. An "interested stockholder" is defined in NSR 78.423 as someone who is either:

▪

the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding voting shares; or

▪

our affiliate or associate and who within three years immediately before the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our outstanding shares at that time.

Directors' Duties. Section 78.138 of the Nevada law allows our directors and officers, in exercising their powers to further our interests, to consider the interests of our employees, suppliers, creditors and customers. They can also consider the economy of the state and the nation, the interests of the community and of society and our long-term and short-term interests and shareholders, including the possibility that these interests may be best served by our continued independence. Our directors may resist a change or potential change in control if they, by a majority vote of a quorum, determine that the change or potential change is opposed to or not in our best interest. Our board of directors may consider these interests or have reasonable grounds to believe that, within a reasonable time, any debt which might be created as a result of the change in control would cause our assets to be less than our liabilities, render us insolvent, or cause us to file for bankruptcy protection

Amendments to Bylaws - Our articles of incorporation provide that the power to adopt, alter, amend, or repeal our bylaws is vested exclusively with the board of directors. In exercising this discretion, our board of directors could conceivably alter our bylaws in ways that would affect the rights of our shareholders and the ability of any shareholder or group to effect a change in our control; however, the board would not have the right to do so in a way that would violate law or the applicable terms of our articles of incorporation.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Greenleaf has entered into an agreement regarding its president lending funds to it if necessary.

We currently operate out of office space provided to us by our president at no cost which serves as its principal address. Our president incurs no incremental costs as a result of our using the space. Therefore, she does not charge us for its use. There is no written lease agreement.

We have received financing from Pinewood whose president is the husband of our president. The initial loan was received in February 2006. We received loans totaling $34,821 during the six months ended December 31, 2006. All loans have been repaid prior to June 30, 2007, at which time no balances were due. We cannot predict the likelihood that we will continue to receive these loans.  The original loan of $32,150 was evidenced by a promissory note dated February 1, 2006 which provided for interest of five percent per annum on the unpaid balance.  During the period from September 7, 2005 (inception) through June 30, 2006, approximately 10.95% of our sales were made to Pinewood. The terms of those sales are similar to our sales to unrelated parties.

In August 2006, we sold 100,000 shares of our common stock to Kristine Barton, our director, for $100.

Item 13.

EXHIBITS

31.1	Certification Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 Chief Executive Officer and Chief Financial Officer
32.1	Certification Pursuant Section 906 Of The Sarbanes-Oxley Act Of 2002 Chief Executive Officer And Chief Financial Officer

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the fiscal year ended June 30, 2007 and for the period from September 7, 2005 (inception) through June 30, 2006 were $10,000 and $10,000, respectively.

Audit-Related Fees

During the fiscal year ended June 30, 2007 and for the period from September 7, 2005 (inception) through June 30, 2006, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During the fiscal year ended June 30, 2007 and for the period from September 7, 2005 (inception) through June 30, 2006, our principal accountant did not render tax services.

All Other Fees

During the fiscal year ended June 30, 2007 and for the period from September 7, 2005 (inception) through June 30, 2006, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Michelle Maresova

Michelle Maresova

Title: President and Chief Financial Officer

Date:

August 3, 2007

FINANCIAL STATEMENTS

JUNE 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Greenleaf Forest Products, Inc.

We have audited the accompanying balance sheet of Greenleaf Forest Products, Inc. as of June 30, 2007 and the related statements of operations, stockholders’ deficit and cash flows for the year ended June 30, 2007 and for the period from September 7, 2005 (inception) through June 30, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Greenleaf Forest Products, Inc., as of June 30, 2007 and the results of its operations and its cash flows for the year ended June 30, 2007 and for the period from September 7, 2005 (inception) through June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Greenleaf Forest Products, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had an accumulated deficit of $42,385 at June 30, 2007 and incurred a net loss of $34,327 and net cash in operations of $62,376 for the year ended June 30, 2007. In addition, it is operating in an industry that is experiencing a downturn and imports products from Brazil where changes in the foreign exchange rates between the Brazilian Real and the US Dollar are causing imports to the United States to be more expensive. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

August 3, 2007

GREENLEAF FOREST PRODUCTS, INC.

Balance Sheet

June 30, 2007

ASSETS

CURRENT ASSETS:
Cash	$38,604
Accounts receivable	25,600
Inventories	18,759
TOTAL ASSETS	$82,963

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Due to related party	$78,748
Accounts payable	5,100
Accrued expenses	31,500
Total Current Liabilities	115,348

STOCKHOLDERS’ DEFICIT:
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-
Common stock at $0.001 par value; 74,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000
Accumulated deficit	(42,385)
Total Stockholders’ Deficit	(32,385)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$82,963

See accompanying notes to the financial statements.

GREENLEAF FOREST PRODUCTS, INC.

Statements of Operations

For the year ended June 30, 2007 and the period from September 7, 2005 (inception) through June 30, 2006

	2007	2006

Product sales	$545,888	$236,058

Cost of goods sold	521,560	218,663

Gross Profit	24,328	17,395

Other Expenses:
Administrative	61,468	15,477
Start-up costs	-	9,140
Other – net	(2,813)	836
Total	58,655	25,453

Net Loss	$(34,327)	$(8,058)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	9,891,616	9,140,000

See accompanying notes to the financial statements.

GREENLEAF FOREST PRODUCTS, INC.

Statement of Stockholders’ Deficit

For the year ended June 30, 2007 and the period from September 7, 2005 (inception) through June 30, 2006

	Common Shares	Amount	Accumulated Deficit	Total

Shares issued at inception, September 7, 2005	9,140,000	$9,140	$-	$9,140

Net loss	-	-	(8,058)	(8,058)

Balance, June 30, 2006	9,140,000	9,140	(8,058)	1,082

Sale of common shares	860,000	860	-	860

Net loss	-	-	(34,327)	(34,327)

Balance, June 30, 2007	10,000,000	$10,000	$(42,385)	$(32,385)

See accompanying notes to the financial statements.

GREENLEAF FOREST PRODUCTS, INC.

Statements of Cash Flows

  For the year ended June 30, 2007 and the period from September 7, 2005 (inception) through June 30, 2006

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,327)	$(8,058)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Start-up costs paid by common shares	-	9,140
Changes in assets and liabilities:
Increase in accounts receivable	(25,600)	-
Increase in inventories	(18,758)	-
Increase in accounts payable	645	4,455
Increase in accrued expenses	15,664	15,836
Net Cash Provided by (Used in) Operating Activities	(62,376)	21,373

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	860	-
Loans from related party	113,568	77,179
Loans from bank	22,400	-
Repayment of loans	(84,400)	(50,000)
Net Cash Provided by Financing Activities	52,428	27,179

NET INCREASE (DECREASE) IN CASH	(9,948)	48,552

CASH AT BEGINNING OF PERIOD	48,552	-
CASH AT END OF PERIOD	$38,604	$48,552

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the financial statements.

GREENLEAF FOREST PRODUCTS, INC.

Notes to the Financial Statements

June 30, 2007

NOTE 1 -ORGANIZATION

Greenleaf Forest Products, Inc. (the “Company”) was incorporated on September 7, 2005 in the State of Nevada and commenced operations shortly thereafter. The Company imports molding and door component products, such as framing materials, made from pine wood from Argentina and Brazil. The imported products are sold to manufacturers and distributors serving the residential building industry throughout the United States.

NOTE 2 -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Year-end

The Company has elected a fiscal year ending on June 30.

b.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

c.  Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

d.  Basic and Diluted Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2007.

e.  Revenue Recognition

The Company ships some products FOB shipping point and others FOB destination. The Company recognizes revenue on product sales when an order has been received and the product has been shipped if the terms are FOB shipping point. If the terms are FOB destination, the sale is recorded when the product is received by the customer.

f.  Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk include accounts receivable. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses, as required.

g.  Shipping and Handling Costs

Shipping and handling costs incurred by the Company are included in cost of sales.

h.  Inventories

Inventories consist of finished goods and are valued at the lower of cost or market. Items are accounted for based on specific identification.

i.  Impact of New Accounting Standards

In June 2003, the Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Commencing with the Company’s Annual Report for the year ending June 30, 2008, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-KSB.

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of an uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding de-recognition, classification, and disclosure of uncertain tax positions. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this interpretation will have a material impact on its financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Statement defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure related to the use of fair value measures in financial statements. The Statement is to be effective for the Company's financial statements issued in 2008; however, earlier application is encouraged. The Company does not anticipate that the adoption of SAB No. 108 will have a material effect on the Company’s financial condition and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.

In September 2006, the SEC staff issued Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB No. 108). SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative factors are considered, is material.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2007, the Company has limited financial resources, has not established a source of equity or debt financing, and has an accumulated deficit of $42,385. It also incurred a net loss of $34,327 and net cash used in operations of $62,376 during the year ended June 30, 2007. In addition, the Company is adversely impacted by the decline in new home construction and the fact that the exchange rate of the Brazilian Real increased approximately 13% compared to the US Dollar from March 2007 to July 2007. This increase has increased the price of the Brazilian imports making them less competitive in the United States from a price perspective. These factors, among others, indicate that the Company's continuation as a going concern is dependent upon its ability to achieve profitable operations or obtain adequate financing.

The Company will solicit sales based on all leads that it can obtain from existing customers, tradeshows and trade literature. For purchases to accommodate those sales, it will generally have to pay for the container shipment at the time that the container reaches the shipping point. Making this payment will require the Company to continue receiving loans of up to $30,000 from its President or obtaining financing from an outside financing source using the purchased inventory as collateral. The Company cannot predict the likelihood of continuing to receive financing from its President or of obtaining secured financing from other sources.  If it is unable to obtain financing, the Company would attempt to obtain more liberal payment terms from its vendors or would have to order smaller shipments. If sales levels were ever to reach a level where the Company is unable to breakeven from a cash perspective, it would give serious consideration to discontinuing operations.

The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 - STOCKHOLDERS’ EQUITY

The Company was established on September 7, 2005 at which time 9,140,000 shares of common stock were issued to the Company’s founder.

On August 15, 2006, 860,000 shares of the Company’s common stock were sold to 39 shareholders at $.001 per share, including 100,000 shares sold to an officer of the Company.

Stock Option Plan

 In July 2006 the Company adopted its 2006 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock to directors, officers, employees, consultants and professionals. The purpose of the Plan is to provide recipients with additional incentives by increasing their ownership interest in the Company.   The Plan provides for the issuance of Non-Statutory Stock Options only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended. The Plan expires in 2016.

No options are outstanding or have been issued under the Plan as of July 13, 2007.

NOTE 5 – RELATED PARTY TRANSACTIONS

The loan payable of $78,748 at June 30, 2007 is due to the Company’s President is unsecured and payable on demand.

During the period from September 7, 2005 (inception) through June 30, 2006, 10.95% of the Company’s sales were to the same company that made loans to the Company.

The Company currently operates out of office space provided to it by its president at no cost which serves as its principal address. The Company’s President incurs no incremental costs as a result of our using the space. Therefore, she does not charge the Company for its use. There is no written lease agreement.

NOTE 6 – INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

At June 30, 2007, the Company had net operating loss carryforwards of $42,385 that may be offset against future Federal taxable income through 2027. No tax benefit has been reported with respect to these net operating loss carryforwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carryforwards are fully offset by a valuation allowance. All differences between operating results for financial reporting purposes and operating results for income tax purposes are de minimis.

NOTE 7 – CONCENTRATION OF RISK

A substantial portion of the Company’s product sales revenues for the year ended June 30, 2007 were derived from six unrelated customers (BMC West (19.37%), Global Trading (18.55%), MFP of Oregon (37.40%), Southern Lumber Sales (12.06%), Hope Lumber (6.23%), and Creative Woodworks (5.93%)).  All of the Company’s product sales revenues for the period from September 7, 2005 (inception) to June 30, 2006 were derived from five customers (Global Trading (47.48%), MFP of Oregon (11.97%), Hope Lumber (23.65%), Boise Cascade (6.59%) and Pinewood Imports, LLC, a Texas Limited Liability Company (10.31%)). Pinewood Imports may be considered a related party because it is controlled by the Company President’s husband.