Form 10QSB
period 2007-10-31
Halcyon Jets Holdings, Inc.
filed 2007-12-13
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended October 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

Commission file number 333- 137920
Halcyon Jets Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	20-3547389
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

336 West 37th Street
New York, NY 10018
(Address of principal executive offices)

1212-616-5387

(Issuer's telephone number)

Greenleaf Forest Products, Inc.
1611 Gate Creek Drive
Pearland, TX 77581
June 30, 2007

(Former name, former address and former fiscal year,
if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 25,647,500 shares of Common Stock, as of December 12, 2007.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒
*

HALCYON JETS HOLDINGS, INC.

INDEX
TO FORM 10-QSB

HALCYON JETS HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
OCTOBER 31, 2007

ASSETS

CURRENT ASSETS
Cash	$2,144,206
Accounts receivable	460,182
Prepaid expenses	259,292
Total current assets	2,863,680

PROPERTY AND EQUIPMENT - net	419,217

SECURITY DEPOSITS - including restricted cash of $150,000	249,865

TOTAL ASSETS	$3,532,762

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$501,538
Accrued excise taxes	53,313
Deferred revenues	210,188
Total current liabilities	765,039

STOCKHOLDERS'S EQUITY
Common stock - $.001 per value, authorized 100,000,000 shares 25,647,500 shares issued and outstanding	25,648
Additional paid in capital	7,622,190
Deferred compensation	(415,350)
Accumulated deficit	(4,464,765)
Total stockholders' equity	2,767,723

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,532,762

See notes to the consolidated financial statements.

HALCYON JETS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended October 31, 2007	From February 1, 2007 (date of inception) to October 31, 2007

Revenues
Passenger	$2,868,594	$4,648,148
Other	55,582	88,684
Total revenues	2,924,176	4,736,831

Operating costs and expenses
Charter costs	2,494,623	4,108,409
Compensation and benefits	2,302,321	3,055,206
Other operating costs	1,035,642	1,523,462
Depreciation and amortization	32,163	63,244
Total operating costs and expenses	5,864,749	8,750,321

Operating loss	(2,940,573)	(4,013,490)

Other income(expense)
Interest income	22,236	24,078
Merger costs	(100,353)	(100,353)
Amortization of loan discount	(93,750)	(375,000)

Net loss	$(3,112,440)	$(4,464,765)

Net loss per common share – basic and dilutive	$(0.13)	$(0.21)

Weighted average shares outstanding	24,421,902	21,366,011

See notes to the consolidated financial statements.

HALCYON JETS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional			Total
	Common Stock		Paid in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Issuance of common stock in connection with:
Founders	10,275,000	$10,275				$10,275
Private placement at $.50 per share, net of expenses of $25,000	1,020,000	1,020	$483,678			484,698
Financing fee	750,000	750	374,250			375,000
Private placement of 49.9 units of common stock and warrants at $100,000 per unit, net of expenses of $460,000	4,990,000	4,990	4,525,125			4,530,115
Advertising representation agreement	12,500	13	27,987			28,000
Inverstor relations consulting arrangement	100,000	100	239,900			240,000

Effectof recapitalizaiton - reverse merger	8,500,000	8,500	(8,500)			-

Compensation expense - issuance of employee stock options			1,245,250			1,245,250

Issuance of options and warrants in connection with services contracts			734,500	$(734,500)		-

Amortization of deferred compensation				319,150		319,150

Net loss for the period					$(4,464,765)	(4,464,765)
Balance - October 31, 2007	25,647,500	$25,648	$7,622,190	$(415,350)	$(4,464,765)	$2,767,723

See notes to the consolidated financial statements.

HALCYON JETS HOLDINGS, INC
STATEMENT OF CASH FLOWS
FROM FEBRUARY 1, 2007 (DATE OF INCEPTION) TO OCTOBER 31, 2007

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(4,464,765)
Adjustments to rconcile net loss to net cash used in opeating activities:
Depreciation and amortization	63,244
Amortization of loan discount	375,000
Non-cash compensation expense	1,883,842
(Increase) in operating assets:
(Increase) in receivables	(460,182)
(Increase) in prepaid expenses	(270,459)
(Increase) in security deposits	(249,865)
Increase in operating liabilites:
Incease in payables and accrued expenses	471,538
Increase in accrued excise taxes	53,313
Increase in deferred revenues	210,188
NET CASH USED IN OPERATING ACTIVITIES	(2,388,146)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(482,461)
NET CASH USED IN INVESTING ACTIVITIES	(482,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bridge loans	1,990,000
Proceeds from private placements - net	3,514,813
Repayment of bridge loans	(490,000)
NET CASH PROVIDED FROM FINANCING ACTIVITIES	5,014,813

NET INCREASE IN CASH AND CASH AT END OF PERIOD	$2,144,206

See notes to the consolidated financial statements.

Supplemental Disclosures:
Cash paid during the period for interest	$750
Non-cash investing and financing activities
Common Stock issued for:
Services	$268,000
Financing fee	375,000
Liquidation of notes payable	1,500,000
Options and warrants for services	1,113,000

Halcyon Jets Holdings, Inc.

Notes to Financial Statements

Note 1. Description of Business

Halcyon Jets Holdings, Inc. (formerly Greenleaf Forest Products, Inc.) through its wholly-owned subsidiary Halcyon Jets, Inc. (“HJI”) (collectively the “Company”) capitalizes on the growing demand for private executive travel and began operations in March 2007. HJI provides luxury private transportation by connecting travelers with independently owned and operated executive aircraft that are compliant with the minimum requirements of Part 135 of the Federal Aviation Regulations for aircraft maintenance, aircrew training and aircraft operations.

On August 17, 2007, Halcyon Jets Holdings, Inc. consummated a merger (the "Merger") with HJI. Pursuant to the Merger, HJI became a wholly-owned subsidiary of the Company. The operations of the Company are conducted principally through HJI.

As a result of the Merger, the former stockholders of HJI were the controlling stockholders of the Company. Additionally, subsequent to the Merger, the Company discontinued its former business. Accordingly, the transaction was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization of the Company, rather than a business combination. Therefore, the historical financial statements of HJI are the historical financial statements of the Company and historical stockholders' equity of HJI has been restated to reflect the recapitalization. Pro forma information has not been presented since the transaction is not a business combination.

Costs incurred by HJI, principally professional fees in connection with the Merger, amounting to $100,000, were charged to operations during the three month period ended October 31, 2007.

Note 2. Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company began its current operations in March 2007 and has not as yet attained a level of operations which allows it to meet its current overhead.  The Company does not contemplate attaining profitable operations within its first business operating cycle, nor is there any assurance that such an operating level can ever be achieved.  The Company is dependent upon obtaining additional financing adequate to fund working capital, infrastructure, ongoing litigation expense and significant marketing/investor related expenditures to gain market recognition in order to achieve a level of revenue adequate to support its cost structure, none of which can be assured. While the Company has funded its initial operations with private placements of equity, bridge loans and completed a reverse merger and became a publicly owned entity, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying interim consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period. These interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended April 30, 2007 filed on Form 8-K on August 23, 2007.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

Note 3. Significant Accounting Policies

Revenue Recognition

Passenger revenue is the gross amount charged to customers and is recognized when charter services are provided. Other revenues such as catering or ground arrangements are also recognized when the services are provided based upon the gross amount billed to customers. The Company has evaluated the provisions of EITF 99-19 (“Reporting Revenues Gross as a Principal versus Net as an Agent”) and has concluded that it should report gross revenues with a separate display of the cost of sales while acting as an agent or broker since the Company takes on the credit risk associated with the receivable and is primarily obligated to the supplier.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid debt investments with original maturities of ninety days or less when purchased, which are carried at the lower of cost and fair market value.

Accounts Receivable

Accounts receivable are non-interest-bearing obligations. Accounts receivable are stated at the amount billed. Generally, customers are required to allow the Company to put a hold on a credit card for the approximate amount of the flight cost and the hold is removed when payment is received or the charge is activated.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that may not be collected. This estimate is based on management’s assessment of current credit worthiness to determine the portion, if any, of the balance that will not be collected.  There is no valuation allowance at October 31, 2007.

Property and Equipment

Property and equipment consists of leasehold improvements and office equipment and is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets, generally five to seven years.

 Advertising and Marketing Expenses

The costs of advertising and marketing expenses are expensed as incurred. Advertising and marketing expenses were $ 355,000 and $ 426,000 for the three months ended October 31, 2007 and period from February 1, 2007 (date of inception) through July 31, 2007, respectively.

Stock Based Compensation

The Company follows the provisions of Statement of Financial Accounting Standards No.123R, Share-Based Payment (SFAS 123R), which revised SFAS 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that new, modified and unvested share-based payment transactions with employees, such as stock options and restricted stock, be recognized in the financial statements based on their fair value and recognized as compensation expense over the requisite service period.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

Income Taxes

The Company accounts for income taxes under the asset and liability method using SFAS No. 109, ‘‘Accounting for Income Taxes.’’ Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at October 31, 2007 were primarily attributable to net operating loss carry-forwards. Since the Company has only recently begun its operations, a full valuation allowance has been established.

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 5,000,000 and warrants 3,165,000) are anti-dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short term maturities of these financial instruments.

Recently Issued Accounting Pronouncements

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value   Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s yearend 2008, although early adoption is permitted. The Company is assessing the potential effect of SFAS 157 on its financial statements.

Halcyon Jets, Inc.

Notes to Financial Statements – continued

FIN 48

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for the Company’s year end 2007, although early adoption is permitted. The Company is assessing the potential effect of FIN 48 on its financial statements.

Note 4. Property and Equipment

Property and equipment consists of:

Furniture and fixtures	$95,098
Computer equipment	134,679
Leasehold improvements	163,153
Web development costs	89,531
482,461
Accumulated depreciation	63,244
$419,217

Note 5. Bridge Loans

In May 2007, the Company borrowed $1.5 million, without interest, through the issuance of Bridge Notes. The lenders agreed that the outstanding indebtedness under the Bridge Notes were convertible into common stock on the same terms as provided in the private placement described in Note 6. In consideration for the loan, the Company also issued an aggregate of 750,000 shares of common stock to the lenders and, accordingly for accounting purposes, the loan was recorded net of the value attributed to the consideration ($375,000). This discount was amortized as a finance cost over of the period the loan was outstanding. In addition, in August 2007, the Company borrowed $490,000 which was repaid out of the proceeds of the private placement with interest at 6%.

Note 6. Stockholders’ Equity

Common Stock

In March 2007, the Company issued 10,275,000 shares of common stock at par to Company founders.

Halcyon Jets, Inc.

Notes to Financial Statements - continued

Also in March and April 2007, the Company issued 1,020,000 shares of common stock at $.50 per share in connection with a private placement in which the Company received $484,000 of proceeds net of $26,000 of fees. In July 2007, in connection with the Bridge Loan in Note 5 above, the Company issued 750,000 shares as consideration for the loan.

In connection with the Merger described in Note 1, the Company on August 17 and August 22, 2007 issued an aggregate of 49.9 units in a private placement consisting of an aggregate of 4,990,000 shares of common stock and three-year redeemable warrants to purchase 2,495,000 shares of common stock at an exercise price of $1.00 per share, at a purchase price of $100,000 per unit. As part of the private placement, holders of the $1.5 million of outstanding indebtedness of the Company converted the indebtedness to them into 15 units in the private placement. In addition, one of the placement agents received 170,000 warrants to purchase common shares at $1 per share.

During the three months ended October 31, 2007, the Company issued 12,000 and 100,000 shares of common stock to an advertising agency and investor relations firm, respectively for services rendered during the period. The fair value of the securities issued in connection with these arrangements ($268,000) was recorded as non cash compensation during the three month period ended October 31,2007.

Stock Options and Warrants

In August 2007, the Company adopted a Stock Incentive Plan that provides for the grant of up to 5,000,000 shares of common stock and/or options to purchase common stock to directors, employees and consultants. Immediately following the Merger, the Company granted options to purchase an aggregate of 1,700,000, 415,000 and 2,835,000 shares of our common stock at a $1 per share to our directors, employees and consultants, respectively. In October 2007, the Company also granted a consultant a warrant to purchase 500,000 shares of common stock at $.50. The Company recorded non-cash compensation charges for the director and employee grants of $1.2 million as substantially all grants were immediately vested. In connection with the consultant option and warrant grants the Company recorded deferred compensation of $735,000 and non-cash charge of $319,000 for amortization of the deferred compensation during this period.

The fair value of the options and warrants at the date of grant was calculated using the Black-Scholes option valuation model using the assumptions noted in the table below. Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain companies as determined by management. The risk-free rate for the expected term of each option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. Due to the Company’s limited operating history, management estimated the term to approximate 50% of the contractual term.

The fair value of option grants were estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Expected volatility	100%
Expected dividends	0%
Expected term	2 and 5years
Risk-free rate	4.35%

Halcyon Jets, Inc.

Notes to Financial Statements – continued

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

Note 7. Litigation

On or about April 20, 2007, a lawsuit was commenced in the Supreme Court of the State of New York, County of New York, by Blue Star Jets, LLC, against the Company and the Company’s President and two other of the Company’s employees, all of whom were former employees of Blue Star Jets. In the complaint filed by Blue Star Jets, the following claims were asserted: (i) breach of fiduciary duty against the individual defendants; (ii) misappropriation of trade secrets against the Company and the Company’s employees; (iii) conversion against the Company and the individual defendants; (iv) unfair competition against the Company and the individual defendants; (v) violation of the Computer Fraud and Abuse Act against the Company and the individual defendants; (vi) tortuous interference with prospective business relations against the Company and the individual defendants; (vii) civil conspiracy against the Company and the individual defendants; and (viii) breach of contract against two of the individual defendants.

 Blue Star Jets initially sought a temporary restraining order and preliminary injunction to, among other things, enjoin and restrain the Company from: (i) utilizing certain information and materials which Blue Star Jets claimed was proprietary and confidential; and (ii) from soliciting or contacting Blue Star Jets' clients or employees. The Court initially entered a temporary restraining order but, by order dated May 14, 2007, the Court vacated the temporary restraining order due to Blue Star Jets' failure to post a bond required by the Court for such a restraint to remain in place. Blue Star Jets also withdrew its application for a preliminary injunction.

 Thereafter, Company and the individual defendants filed a motion to dismiss the case based on a procedural defect in Blue Star Jets' filing.  In response, Blue Star Jets chose to commence a new action with substantially similar allegations and claims against the Company and the individual seeking monetary damages in connection with its claims of approximately $7 million, plus an award for punitive damages, as well as injunctive relief seeking to enjoin the Company from soliciting Blue Star Jets' clients and employees.

Pursuant to the terms of the Company’s President employment, the Company has agreed to indemnify him from, among other things, all liabilities that may arise by virtue of any alleged violation of any agreement he had with Blue Star Jets by virtue of his employment with the Company.

On July 13, 2007, the Company commenced an action against Blue Star Jets in the Supreme Court of the State of New York, County of New York, asserting claims, among others, for (i) unfair competition and deceptive business practices; (ii) violations of the Lanham Act; (iii) tortious interference; and (iv) conversion, as a result of, among other things, Blue Star Jets establishment of false and misleading web links and seeking injunctive relief to enjoin Blue Star Jets from utilizing misleading web links.

Halcyon Jets, Inc.

Notes to Financial Statements - continued

On July 31, 2007, the Company and Blue Star Jets entered into a stipulation where under each party agreed, inter alia, not to use the other party’s name “ as metatag ” , header or search term information on any web page or  in connection with  any advertisement or sponsored link purchased from Google or any other search engine,” and not to use “in connection with internet marketing/advertising any web link which displays [the other party’s name] or which is intended to deceive or misdirect [the other party’s] customers, or which creates a likelihood of confusion as to the source of the services provided by either the Company or Blue Star.

On November 29, 2007, the Company and Blue Star mutually agreed to dismiss the above actions against each other without prejudice and without costs or attorneys' fees to any party, and filed stipulations of discontinuance with the Court.  As part of the discontinuance of Halcyon's lawsuit against Blue Star, the parties agreed that the preliminary injunction previously entered against Blue Star would remain in effect for a period of one year from November 29, 2007.

Note 8. Related Parties

Two of the Company’s significant shareholders are providing personnel to the Company to perform executive, administrative and sales functions. While there is no formal contract, it is the intention of the Company and the service providers to formalize the relationship. The Company paid $134,000 and $298,000 in aggregate to the two shareholders for the three and nine months ended October 31, 2007, respectively. In August 2007, the Company issued an aggregate of 1.8 million options at an exercise prize of $1.00 per share immediately vested and charged operation representing the fair value of the options granted.

The Company’s website was developed, maintained and hosted by a company for which our Chief Financial Officer also serves as the Chief Financial Officer and one of the shareholders’ above also serves as a financial consultant. As of October 31, 2007, the Company paid approximately $89,000 to the company for development of the website.

Note 9. Commitments and Contingencies

The Company has entered into an employment agreement with Christian Matteis, to serve as its President and Chief Operating Officer. The initial term of the agreement is three years, with automatic one-year renewals following this three-year period. Pursuant to the agreement, the President is to receive an annual base salary of $500,000, $525,000 and $550,000, respectively, for the first three years, and then an agreed upon salary (of not less than $550,000) for all future years of employment. Under the terms of the agreement, the Company has granted to the President 1,000,000 restricted shares of its common stock, which vest as follows: 500,000 shares on May 3, 2007, and the balance in quarterly installments of 166,666 shares on July 1, 2007, October 1, 2007 and December 31, 2007. In addition, the President will receive the same number of common stock purchase options as are granted to the Chief Executive Officer. If the President’s employment is terminated without cause or if he resigns for good reason, the Company will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for one year (or for the remainder of the term, if longer than one year). In addition, the President will continue to be able to exercise his restricted shares and options, if granted, pursuant to their original terms. Under the agreement, if the President is terminated with cause or if he voluntarily resigns (other than for good reason), he is prohibited from competing with the Company during the initial three-year term of employment and for one year after the termination of his employment (should this be greater than the initial three-year term).

Halcyon Jets, Inc.

Notes to Financial Statements - continued

The Company has entered into an employment agreement with Jonathan Gilbert, to serve as its Chief Executive Officer. The initial term of the agreement is three years, with automatic one-year renewals following this three-year period. Pursuant to the agreement, Chief Executive Officer is to receive an annual base salary of $235,000, $246,750 and $259,000, respectively, for the first three years, and then an agreed upon salary (of not less than $259,000) for all future years of employment. In addition, the Chief Executive Officer is eligible to receive a number of common stock purchase options as determined by the board of directors. If the Chief Executive Officer employment is terminated without cause or if he resigns for good reason, the Company will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for one year (or for the remainder of the term, if longer than one year), payable in accordance with standard payroll procedures. In addition, the Chief Executive Officer will continue to be able to exercise his restricted shares and options pursuant to their original terms. Under the agreement, if the Chief Executive Officer is terminated with cause or if he voluntarily resigns (other than for good reason), he is prohibited from competing with the Company during the initial three-year term of employment and for one year after the termination of his employment (should this be greater than the initial three-year term).

The Company leases headquarter and sales facilities in New York and additional sales offices in Boca Raton, Florida and Beverly Hills, California. Minimum annual lease payments are approximately $135,000 for 2007, $246,000 for 2008, $254,000 for 2009 and $114,000 for 2010 (aggregating $749,000). Rent expense for the three months and nine months ended October 31, 2007 was $ 73,000 and $ 119,000 respectively.

Note 10.Restricted Cash

In August 2007, the Company entered into a credit card processing agreement. The agreement required the Company to provide a standby letter of credit in the amount of $150,000. To satisfy this obligation the Company opened a line of credit, with the merchant services as the beneficiary in case of default or failure to comply with the credit card processing requirements. In order to fund the line of credit, the Company was required to deposit a compensating balance of $150,000 into a restricted money market account with the financial institution. This compensating balance for the line of credit is included in security deposits on the balance sheet and will be restricted for the initial contract period of one year.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Recent Events

Prior to August 17, 2007, we were a public shell company, as defined by the Securities and Exchange Commission, without material assets or activities. On August 17, 2007, we completed a reverse merger, pursuant to which a wholly-owned subsidiary of ours merged with and into a private company, Halcyon Jets Inc., with such private company being the surviving company. In connection with this reverse merger, we discontinued our former business and succeeded to the business of Halcyon Jets, Inc. as our sole line of business. For financial reporting purposes, Halcyon Jets, Inc., is considered the accounting acquirer. Accordingly, the historical financial statements presented and the discussion of financial condition and results of operations herein are those of Halcyon Jets, Inc. All costs associated with the reverse merger, other than financing related costs in connection with the simultaneous sale of $4.99 million of units consisting of common stock and warrants, were expensed.

Overview

Halcyon Jets, Inc. was formed February 1, 2007 to capitalize on the growing demand for private executive travel and began operations in late March 2007. We provide luxury private transport by connecting travelers with independently owned and operated executive aircraft that are compliant with the minimum requirements of Part 135 of the Federal Aviation Regulations for aircraft maintenance, aircrew training and aircraft operations.

Our target clients desire high-end, executive, or business travel at a level of service not offered by traditional commercial aircraft operators. Our clients seek the experience of private jet transport, without the responsibilities of private or fractional ownership. Our jet brokerage clients have access to an extensive network of private jet charter services for every size of aircraft.

The primary components of our consolidated statement of operations include the following:

Revenues: Passenger revenue is the charges to customers for the charter of aircraft on their behalf. Other revenues include the amounts charged to customers for catering and ground transportation and other related services.

Operating Costs and Expenses: Our operating costs and expenses include charter costs, salaries, wages and benefits, other operating costs and depreciation and amortization. Charter costs include all third party costs of the aircraft including crew and fuel surcharges, etc. Salaries, wages and benefits include the cost of our staff and consultants, including taxes and benefits. Other operating costs include our other general, administrative and selling costs. Depreciation and amortization expense relates to the amortization of our equipment and leasehold improvements.

Critical Accounting Policies

Our discussion and analysis or plan of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout management's discussion and analysis or plan of operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies see Note 2 to the consolidated financial statements included elsewhere in this Report.

The Company began its operations in March 2007, and has not as yet attained a level of operations which allows it to meet its current overhead. We do not contemplate attaining profitable operations within our first operating cycle, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, ongoing litigation expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. While The Company has funded its initial operations with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Passenger revenue is the gross amount charged to customers and is recognized when the charter services are provided. Other revenues such as catering or ground arrangements are also recognized when the services are provided based upon the gross amount billed to customers. We have evaluated the provisions of EITF 99-19 and have concluded that it should report revenues gross with a separate display of the cost of sales while acting as an agent or broker since we take on the credit risk associated the receivable and is primarily obligated to the supplier.

We used the Black-Scholes option pricing model to determine the fair value of stock options in connection with stock based compensation charges. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain companies as determined by management. The risk-free rate for the expected term of each option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. Due to the Company’s limited operating history, management estimated the term to approximate 50% of the contractual term.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options

 Results of Operations

THREE MONTHS ENDED OCTOBER 31, 2007

The following table sets forth our results of operations for the three months ended October 31, 2007 expressed as a percentage of total revenues:

Revenues	100.0%
Operating costs and expenses:
Charter costs	85.4
Salaries, wages and benefits	78.7
Other operating costs	35.4
Depreciation and amortization	1.1
Total operating costs and expenses	200.6
Operating loss	(100.6)
Other - net	(5.8)
Net Loss	(106.4)%

The Company’s operations began in the last week of March 2007 and, accordingly, The Company’s third quarter operations consisted principally of augmenting its new headquarters in New York and the 2 additional offices in Boca Rotan, FL and Beverly Hills, CA by recruiting additional staff and seeking capital including completing the Merger and becoming a public entity in August 2007. Revenues were the result of 122 trips. The operating margin reflects an improvement from the prior two quarters as the Company is beginning to move past its start-up stage and increase its volume of trips. Compensation and benefits expense in the quarter includes a non-cash charge of $1.9 million principally resulting from the issuance of stock options and warrants to employees and consultants in August 2007 which were fully vested. However, it is also anticipated that the Company’s operating costs and expenses will continue increase to support the higher levels of anticipated revenues. Increased costs will be attributable to increased head counts, principally sales personnel and support staff for our multi-office infrastructure and increased marketing expenditures to promote our services. In addition, as a public reporting entity, compliance with Securities and Exchange Commission regulations will increase general and administrative costs substantially.

Other principally represents merger costs ($100,000) and amortization of loan discount ($93,000) resulting from the issuance of shares of common stock in lieu of interest in connection with bridge loans which were converted into units similar to those sold in the private placement in August 2007; net of interest income ($22,000).

NINE MONTHS ENDED OCTOBER 31, 2007

The following table sets forth our results of operations for the nine months ended October 31, 2007 expressed as a percentage of total revenues:

Revenues	100.0%
Operating costs and expenses:
Charter costs	86.7
Salaries, wages and benefits	64.5
Other operating costs	32.2
Depreciation and amortization	1.3
Total operating costs and expenses	184.7
Operating loss	(84.7)
Other - net	(9.6)
Net Loss	(94.3)%

The Company’s operations began in the last week of March 2007 and, accordingly, the Company since its inception has consisted principally of developing a business plan; seeking capital; establishing headquarters in New York, as well as 2 additional offices in Boca Rotan, FL and Beverly Hills, CA; and recruiting staff. Revenues were the result of 205 trips. The operating margin reflects the Company’s start-up stage and the competitive methods it has taken to enter into this market. Compensation and benefits expense includes a non-cash charge of $1.9 million principally resulting from the issuance of stock options to employees and consultants in August 2007 which were fully vested. However, it is also anticipated that the Company’s operating costs and expenses will continue to increase to support a higher level of revenues. Increased costs will be attributable to increased head counts, principally sales personnel and support staff for our multi-office infrastructure and increased marketing expenditures to promote our services. In addition, as a public reporting entity, compliance with Securities and Exchange Commission regulations will increase general and administrative costs substantially.

 Liquidity and Capital Resources

The Company began its operations in March 2007, and has not as yet attained a level of operations which allows it to meet its current overhead. We do not contemplate attaining profitable operations within our first operating cycle, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure, ongoing litigation expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. While The Company has funded its initial operations with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of October 31, 2007, the Company’s cash balance was $2.1 million. The Company began its operations during the nine months ended October 31, 2007 with its initial funding of $484,698, net of expenses, from investors in a private offering. In May 2007, The Company borrowed $1.5 million, without interest, through the issuance of promissory notes. At the time, the lenders agreed that the indebtedness would convert into our common stock on the same terms as provided in a subsequent private placement. On August 2, 2007 through August 14, 2007, the Company borrowed an additional $490,000, at 6% interest, to be paid out of the proceeds of the next financing. On August 17 and 22, 2007, we closed on a private placement of 49.9 units, in which we received net proceeds of $3.5 million, after placement agent and other fees and from which we repaid the $490,000 of loans. As part of the private placement, the $1.5 million loans mentioned above were converted into 1.5 units.

Cash Flow Used in Operating Activities: During the period from February 1, 2007 (date of inception) through October 31, 2007, the Company’s operations resulted in negative cash flows of $2.4 million, which was the result of a net loss of $2.2 million, after reduction for non-cash charges of $2.1 million and the buildup of net working capital items by $200,000, excluding cash.

Cash Flow Used in Investing Activities: In the period from February 1, 2007 (inception) to October 31, 2007, the Company used cash to acquire property and equipment of $482,000.

Cash Flow from Financing Activities: The Company’s initial funding was derived from equity investors ($485,000, net of expenses) and bridge loans of $2 million. In August 2007, we closed on a private placement of 49.9 units, consisting of 100,000 shares of our common stock and 50,000 warrants to buy our common stock at $1 per share, in which we received net proceeds of $3.5 million, after placement agent and other fees and from which we repaid the $490,000 of loans. As part of the private placement, the $1.5 million of the bridge loans were converted into 1.5 units.

Commitments and Contingencies

The Company entered into employment agreements with Jonathan Gilbert to serve as Chief Executive Office and Christian Matteis to serve as President and Chief Operating Officer. These agreements were assumed by us upon consummation of the Merger. The initial terms of the agreements are three years, with automatic one-year renewals following this three-year period. Pursuant to the agreements, Mr. Gilbert is to receive an annual base salary of $235,000, $246,750 and $259,000, respectively, for the first three years and Mr. Matteis is to receive an annual base salary of $500,000, $525,000 and $550,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount of their third year’s salary) for all future years of employment. If either of their employment is terminated without cause or if either resigns for good reason, we will be obligated to pay the terminated party, as severance, their then current annual base salary and annual bonuses (as such is defined within the agreement) for one year (or for the remainder of the term, if longer than one year).

The Company leases headquarters and sales facilities in New York and additional sales offices in Boca Rotan, Florida and Beverly Hills, California. Minimum annual lease payments are approximately $135,000 for 2007, $246,000 for 2008, $254,000 for 2009 and $114,000 for 2010 (aggregating $749,000).

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value   Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for our year end 2008, although early adoption is permitted. We are assessing the potential effect of SFAS 157 on our financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. FIN 48 must be applied to all existing tax positions upon initial adoption. The cumulative effect of applying FIN 48 at adoption, if any, is to be reported as an adjustment to opening retained earnings for the year of adoption. FIN 48 is effective for our year end 2007, although early adoption is permitted. We are assessing the potential effect of FIN 48 on our financial statements.

Item 3.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of the end of the period covered by this report.

In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

While we believe our disclosure controls and procedures and our internal control over financial reporting have improved, no system of controls can prevent errors and fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur. Controls can also be circumvented by individual acts of some people, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with its policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Subject to the limitations above, management believes that the consolidated financial statements and other financial information contained in this report, fairly present in all material respects our financial condition, results of operations, and cash flows for the periods presented.

Based on the evaluation of the effectiveness of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) were effective at a reasonable assurance level. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1 Legal Proceedings

On or about April 20, 2007, a lawsuit was commenced in the Supreme Court of the State of New York, County of New York, by Blue Star Jets, LLC, against the Company and the Company’s President and two other of the Company’s employees, all of whom were former employees of Blue Star Jets. In the complaint filed by Blue Star Jets, the following claims were asserted: (i) breach of fiduciary duty against the individual defendants; (ii) misappropriation of trade secrets against the Company and the Company’s employees; (iii) conversion against the Company and the individual defendants; (iv) unfair competition against the Company and the individual defendants; (v) violation of the Computer Fraud and Abuse Act against the Company and the individual defendants; (vi) tortuous interference with prospective business relations against the Company and the individual defendants; (vii) civil conspiracy against the Company and the individual defendants; and (viii) breach of contract against two of the individual defendants.

Blue Star Jets initially sought a temporary restraining order and preliminary injunction to, among other things, enjoin and restrain the Company from: (i) utilizing certain information and materials which Blue Star Jets claimed was proprietary and confidential; and (ii) from soliciting or contacting Blue Star Jets' clients or employees. The Court initially entered a temporary restraining order but, by order dated May 14, 2007, the Court vacated the temporary restraining order due to Blue Star Jets' failure to post a bond required by the Court for such a restraint to remain in place. Blue Star Jets also withdrew its application for a preliminary injunction.

Thereafter, Company and the individual defendants filed a motion to dismiss the case based on a procedural defect in Blue Star Jets' filing.  In response, Blue Star Jets chose to commence a new action with substantially similar allegations and claims against the Company and the individual seeking monetary damages in connection with its claims of approximately $7 million, plus an award for punitive damages, as well as injunctive relief seeking to enjoin the Company from soliciting Blue Star Jets' clients and employees.

Pursuant to the terms of the Company’s President employment, the Company has agreed to indemnify him from, among other things, all liabilities that may arise by virtue of any alleged violation of any agreement he had with Blue Star Jets by virtue of his employment with the Company.

On July 13, 2007, the Company commenced an action against Blue Star Jets in the Supreme Court of the State of New York, County of New York, asserting claims, among others, for (i) unfair competition and deceptive business practices; (ii) violations of the Lanham Act; (iii) tortious interference; and (iv) conversion, as a result of, among other things, Blue Star Jets establishment of false and misleading web links and seeking injunctive relief to enjoin Blue Star Jets from utilizing misleading web links.

On July 31, 2007, the Company and Blue Star Jets entered into a stipulation where under each party agreed, inter alia, not to use the other party’s name “ as metatag ” , header or search term information on any web page or  in connection with  any advertisement or sponsored link purchased from Google or any other search engine,” and not to use “in connection with internet marketing/advertising any web link which displays [the other party’s name] or which is intended to deceive or misdirect [the other party’s] customers, or which creates a likelihood of confusion as to the source of the services provided by either the Company or Blue Star.

On November 29, 2007, the Company and Blue Star mutually agreed to dismiss the above actions against each other without prejudice and without costs or attorneys' fees to any party, and filed stipulations of discontinuance with the Court.  As part of the discontinuance of Halcyon's lawsuit against Blue Star, the parties agreed that the preliminary injunction previously entered against Blue Star would remain in effect for a period of one year from November 29, 2007.

Item 2 Unregistered Sale of Equity Securities and Use of Proceeds

As of August 22, 2007, we accepted subscriptions for a total of 49.9 Units in the Private Placement, consisting of an aggregate of 4,990,000 shares of the our common stock, par value $0.001 per share, and three-year warrants to purchase an aggregate of 2,495,000 shares of common stock at an exercise price of $1.00 per share for a purchase price of $100,000 per Unit pursuant to the terms of a Confidential Private Offering Memorandum, dated June 4, 2007, as supplemented. We received gross proceeds from such closing of the Private Placement, including conversion of certain bridge loans, of $4,990,000.

The Private Placement was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act. The securities sold in the Private Placement were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Net proceeds received from the Private Placement are expected to be used to repay outstanding indebtedness, for an investor relations program and for working capital and other general corporate purposes.

We agreed to pay the following placement agent fees to Meyers and Associates, Manhattan Global Asset Corp. and Derek Alexander and Company (collectively, the “Placement Agents”) in connection with the Private Placement: (A) Meyers and Associates (i) a cash fee of $170,000 (equal to 10% of the aggregate purchase price of units sold to investors in the Private Placement through such Placement Agent), and (ii) three-year warrants to purchase 170,000 shares of our common stock (equal to 10% of the common stock on which the cash fee is payable under clause (i) above), at an exercise price of $1.00 per share; (B) Manhattan Global Asset Corp. a cash fee of $2,500 (equal to 10% of the aggregate purchase price of units sold to investors in the Private Placement through such Placement Agent); and (C) Derek Alexander and Company a cash fee of $82,000 (equal to 10% of the aggregate purchase price of units sold to investors in the Private Placement through such Placement Agent).

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Shareholders

On August 17, 2007, the holder of 82.4% of the outstanding common stock of the Company executed a written consent by the majority stockholder pursuant to Section 228(a) of the Delaware General Corporation Law. The consent approved the merger agreement for the reverse merger and the adoption of the Company’s 2007 Equity Incentive Plan. On or about August 17, 2007, the Company mailed to its stockholders notice of the change of its name to Halcyon Jets Holdings, Inc. pursuant to the merger agreement.

Item 5 Other Information

None

Item 6 Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 13, 2007

Halcyon Jets Holdings, Inc.

By:	/s/ Jonathan Gilbert
Jonathan Gilbert
Chief Executive Officer and Secretary