Form 10KSB
period 2008-01-31
Halcyon Jets Holdings, Inc.
filed 2008-05-15
CIK 1374135

United States
Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008
Commission File Number 333-137920

HALCYON JETS HOLDINGS, INC.
(Name of small business issuer in its charter)

Delaware	20-3547389
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

336 West 37th Street, Suite 800
New York, NY 10019
(Address & Zip code of principal executive offices)

(212) 616-5387
(Issuer's telephone number)

Securities registered under Section
12(g) of the Exchange Act:

Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15 (d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐     No ☒

The Company's revenues from its operations for the fiscal year ended January 31, 2008 were $12,307,702.

As of May 13, 2008, the aggregate market value of the voting stock held by non-affiliates of the registrant (based on The Over-the-Counter Electronic Bulletin Board's last sale price of $.45 on May 13, 2008) was approximately $3,870,000.

As of May 13, 2008, there were 25,647,500 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐     No ☒

HALCYON JETS HOLDINGS, INC.
FORM 10-KSB

PART I

As used in this Annual Report on Form 10-KSB, all references to the “Company,” “we,” “our” and “us” for periods prior to the closing of the merger described below refer to Halcyon Jets, Inc., and for periods subsequent to the closing of the merger refer to Holdings and its wholly-owned subsidiary.

Item 1.	DESCRIPTION OF BUSINESS

Forward-looking Statements

Statements in this annual report on Form 10-KSB that are not historical facts constitute forward-looking statements, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under ‘‘Risk Factors’’ and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

Merger

Background. Prior to August 14, 2007, we operated as Greenleaf Forest Products, Inc., a Nevada corporation, which on that date was merged with and into Greenleaf Forest Products, Inc., a Delaware corporation, for the sole purpose of changing its state of incorporation to Delaware from Nevada pursuant to a Certificate of Ownership and Merger dated August 14, 2007. Under the terms of the Certificate of Ownership and Merger, each share of the Nevada corporation was exchanged for 4.8295454 shares of the Delaware corporation.

The Merger. On August 17, 2007, Greenleaf entered into an Agreement and Plan of Merger and Reorganization by and among Holdings, Halcyon Jets, Inc., a privately held Nevada corporation and Halcyon Jets Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary of Holdings that we refer to as the Acquisition Sub. Upon closing of the merger transaction contemplated under the merger agreement, Acquisition Sub merged with and into Halcyon Jets, and Halcyon Jets, as the surviving corporation, became a wholly-owned subsidiary of Greenleaf. Pursuant to the merger agreement, Greenleaf’s name was changed to Halcyon Jets Holdings, Inc., which is referred to as Holdings.

Pursuant to the terms and conditions of the Merger Agreement:
•
At the closing of the merger, each share of Halcyon Jets’ common stock issued and outstanding immediately prior to the closing of the Merger was converted into the right to receive one share of Holdings’ common stock. An aggregate of 12,045,000 shares of Holdings’ common stock was issued to the holders of Halcyon Jets’ common stock.

•
Immediately following the closing of the merger, under the terms of an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, Holdings transferred all of its pre-merger assets and liabilities to its wholly-owned subsidiary, Greenleaf Forest Products Holdings, Inc., a Delaware corporation (“SplitCo”). Thereafter pursuant to a stock purchase agreement, Holdings transferred all of its outstanding capital stock of SplitCo to a major stockholder of Holdings in exchange for cancellation of 39,795,454 shares of Holdings’ common stock held by that stockholder (the “Split-Off”), which left 8,500,000 shares of Holdings’ common stock held by existing stockholders of Holdings.

•
At the time of the closing of the merger, Holdings issued 49.9 units in a private placement (the “Private Placement”), consisting of an aggregate of 4,990,000 shares of Holdings’ common stock and three-year redeemable warrants to purchase an aggregate of 2,495,000 shares of Holdings’ common stock at an exercise price of $1.00 per share at a purchase price of $100,000 per unit. As part of the Private Placement, holders of $1,500,000 of outstanding indebtedness of Halcyon Jets converted their promissory notes at $1.00 per share into 15 units in the Private Placement.

•
Upon the closing of the Merger, Michelle Maresova resigned as the sole officer and director of Holdings, and simultaneously therewith a new board of directors and new officers were appointed for Holdings. The new board of directors consisted of the seven current members of the board of directors of Halcyon Jets, Jonathan Gilbert, Mitchell Blatt, Justin Fries, Shelton Lee, Shlomo Piontkowski, Craig Spitzer and Jeffrey Getzel. The new officers consist of the previous officers of Halcyon.

•	Each of Holdings, Halcyon and Acquisition Sub provided customary representations and warranties, pre-closing covenants and closing conditions in the Merger Agreement.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the complete text of the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the Commission on August 23, 2008.

Following (i) the closing of the merger, (ii) the closing of the Private Placement for $4,990,000, and (iii) Holdings’ cancellation of 39,795,454 shares in the Split-Off, there were 25,535,000 shares of Holdings’ common stock issued and outstanding. Approximately 47.2% of such issued and outstanding shares were held by the former stockholders of Halcyon Jets, approximately 19.5% were held by the investors in the Private Placement and approximately 33.3% were held by the pre-merger stockholders of Holdings (Greenleaf).

Neither Holdings nor Halcyon Jets had any options or warrants to purchase shares of capital stock outstanding immediately prior to the closing of the merger. Holdings adopted an equity incentive plan and reserved 5,000,000 shares for issuance as incentive awards to officer, directors, employees and other qualified persons in the future. At the closing of the merger, Holdings granted options to purchase an aggregate of 5,000,000 shares of Holdings common stock under this plan.

The shares of Holdings’ common stock issued to former holders of Halcyon Jet’s capital stock in connection with the merger, and the shares of Holdings’ common stock and warrants issued in the Private Placement, were not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated under that section, which exempt transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Certificates representing these shares contain a legend stating the same.

Changes Resulting from the Merger. Holdings carries on Halcyon Jets’ business as its sole line of business. Holdings relocated its executive offices to 336 West 37th Street, Suite 800, New York, New York 10018 and its telephone number is (212) 616-JETS.

 Changes to the Board of Directors and Executive Officers. Upon closing of the merger, the then-current sole officer and director of Holdings resigned and was replaced by new officers and directors. Immediately following the closing of the merger, our board of directors was reconstituted to consist of Jonathan Gilbert, Mitchell Blatt, Justin Fries, Shelton Lee, Shlomo Piontkowski, Craig Spitzer and Jeffrey Getzel. Following the merger, our officers consisted of the officers of Halcyon immediately prior to the Merger.

All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by the board of directors and serve at the discretion of the board.

Accounting Treatment. The merger was accounted for as a reverse acquisition and recapitalization. Halcyon Jets is the acquirer for accounting purposes and Holdings is the issuer. Accordingly, Halcyon Jets’ historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares received in the merger. The accumulated deficit of Halcyon Jets is carried forward after the acquisition. Operations prior to the merger are those of Halcyon Jets. Earnings per share for the period prior to the merger are restated to reflect the equivalent number of shares outstanding.

Holdings continues to be a “small business issuer,” as defined under the Securities Exchange Act of 1934, as amended, following the merger.

Tax Treatment. The Split-Off resulted in taxable income to Holdings in an amount equal to the difference between the fair market value of the assets transferred and Holdings’ tax basis in the assets. Any gain recognized will be subject to federal income tax at regular corporate income tax rates.

Description of Our Company

Greenleaf was incorporated as a Nevada corporation on September 7, 2005, for the purpose of importing pine wood blocks from Brazil and Argentina that are used for civil architecture purposes, such as moldings, porch posts, door components, stair parts and packaging materials. Immediately following the merger, the existing assets and liabilities of Greenleaf were disposed of pursuant to the Split-Off, and we are no longer engaged in that business.

Halcyon Jets was formed in Nevada on February 1, 2007 for the purpose of acting as a broker for luxury private transport by connecting travelers with independently owned and operated executive aircraft.

Overview

Halcyon Jets, Inc. was formed on February 1, 2007 with a goal to become the preeminent broker for on-demand charter aircraft services. Halcyon Jets provides its customers with convenient, comfortable, luxurious, and safe private jet travel by matching customers’ flight requirements with Part 135 general aviation aircraft operators.

We believe a significant market exists for private jet service for successful, affluent individuals and business travelers, based on a combination of economics, post-September 11 inconveniences of modern air travel and the lack of amenities associated with commercial airlines.

We do not own any planes, but seek to “own” the customer relationship. The customer relationship is believed to provide the single most important factor for differentiation of Halcyon from other similar charter and aircraft brokerage businesses. We seek to build brand loyalty with customers and we leave the flying entirely to “Part 135” operators who specialize in air travel. These operators are compliant with the minimum requirements of Part 135 of the Federal Aviation Regulations for aircraft maintenance, aircrew training and aircraft operations.

We believe our customers appreciate the ability to choose their flight time, the size of the aircraft, and the benefits of no-hassle general aviation check-in, combined with 24-hour concierge service, gourmet meals, and all of the amenities offered from a sophisticated travel company. By offering these added services, we plan to build brand loyalty among its customers.

We are working to position ourselves in the market as a premium brand and avoid the tendency to commoditize customer service with travelers where “price” is not necessarily the leading deciding factor in travel decisions. Marketing and sales focus on travel amenities and superior customer service.

We believe we provide our clients with the following:

•	a highly efficient alternative for business travel
•	options and flexibility, by using multiple vendors
•	“seamless travel,” by bundling business productivity services with transportation services and other valuable amenities
•	convenience, by working with our customers to plan meetings, events and the underlying transportation
•	attractive, bulk, up front payment options and multi-year and annual options

We do not own or operate the aircraft, manage pilots, or own supporting operator infrastructure, like operations and maintenance facilities. Our clients also do not hold title to the aircraft.

The Halcyon Jets model assumes that we will develop and build fundamental capabilities directed by a seasoned leadership team with operational and marketing know-how. Selection of our strategic partners is focused on structuring mutually beneficial programs and establishing collaborative alliance/supplier relationships.

The Market

As reported in Aviation International News, in a world characterized by continuing heightened concern over security, providers of charter air services are thriving. More business travelers shun the airlines and the impersonal passenger terminals they inhabit. Industry experts say increased demand for private air travel in the face of the relative insecurity and inconvenience of the airlines has created a self feeding growth mechanism.1

General aviation aircraft growth projections produced by the Federal Aviation Administration (the “FAA”) provide further substantiation of the expected growth in business aviation and fractional ownership. Worldwide shipments of general aviation airplanes totaled 4,272 units in 2007. This is a 5.4% increase in shipments over the previous year’s total of 4,053 units and strongest year since 1981.   The number of general aviation aircraft is forecast to grow to 252,775 by 2017. By 2030, the number of general aviation aircraft is expected to grow to over 294,000.2

For the second year in a row, business jet shipments reached an all-time high. In 2007, the industry shipped a total of 1,138 units, up 28.4 percent over the previous year’s figure. With manufacturers’ backlogs at record levels and a strong worldwide market, General Aviation Manufacturing Association (“GAMA”) expects business jets to continue to fuel industry growth.2

According to GAMA the use of general aviation airplanes for business continues to grow not only in the United States but around the world. Both the number of worldwide corporate operators and fractional share owners grew in 2007. The number of business operators grew to 170,993 from 17,178 while the number of fractional share owners reached 5,168 as compared to 4,863 in 2006. The worldwide corporate aircraft fleet also grew to 27,130 aircraft with the United States accounting for 17,125 of these. Similarly, the number of aircraft in fractional programs grew from 984 to 1,030 aircraft in 2007.2

Many experts believe that only a small portion of the potential fractional business has been developed. Rolls Royce predicts that fractional aircraft will account for 23% of its aircraft demand in 2012.3

Highlights from a FAA long-range forecast illustrate the impact of general aviation and the fractional ownership segment, are as follows:
•
Safety and security concerns for senior executives and key corporate staff, combined with increased processing times at some U.S. airports, have made fractional, corporate, and on-demand charter flights practical alternatives to travel on commercial flights.

•
The number of general aviation hours flown is projected to increase by 3.2 percent yearly over the 12-year forecast period. Much of the increase reflects increased flying by business and corporate aircraft as well as increased utilization rates for piston aircraft.

•
Large increases in jet hours result from the introduction of very light jets (VLJ), as well as increases in the fractional ownership fleet and its activity levels. Fractional ownership aircraft fly about 1,200 hours annually compared to only roughly 350 hours for all business jets in all applications. High utilization rates are the primary driver behind the forecast increase in total hours flown.

•
The data also shows that general aviation flying by fractional aircraft has continued to outpace the industry and the industry is counting on growth in fractional ownership companies and corporate flying to expand the market for jet aircraft. [4]

[1]	“The Charter Market” by Charles Alcock and Meredith Saini found in Aviation International News, November 2006. available at www.ainolnine.com
[2]	2007 General Aviation Statistical Databook & Industry Outlook
[3]	NBAA 2004 Fact Book
[4]	FAA Long-Range Aerospace Forecasts Fiscal Years 2020, 2025 and 2030 - August 2006

Competitive Factors

The overall private aviation sector is crowded with a large and varied number of participants, including aircraft owner/operators, membership programs, charter providers and fractional programs. Many of our competitors are significantly better capitalized than we are and have been in business a greater period of time. We believe we compete on the basis of quality and consistency of service, and not on price.

We also compete with owner/operators, membership programs, charter providers and fractional programs for available aircraft. Our ability to secure available aircraft at favorable prices, or at all, is a significant competitive factor. We compete with many more well capitalized businesses for available aircraft many of which maintain long term relationships and have sources of available aircraft that may prevent us from securing aircraft when needed for our customers.

We offer “Jet Card” programs. Marquis Jet and Blue Star, two of our well recognized competitors, as well as others in the industry, offer similar programs. Marquis Jet buys shares in fleet operator aircraft or through charter operators, and markets the hours in packaged cards. We package our Jet Cards by dollars or hours. To differentiate ourselves further, we seek to bundle the aircraft travel with varying levels of additional business and other services, such as hospitality (on the ground and in the air), ground transportation, catering and concierge services.

Owner/Operator Standards

Owners and operators of aircraft that are considered suitable travel providers for us are critical to providing our services. We have established several high-priorities for our portfolio of operators:

•
Each operator must have robust operational capabilities. They must demonstrate that they have aircraft capacity, deliver high quality, own top of the line aircraft and have highly skilled pilots and best in class operational capabilities.

•	We will have ability to arrange flights on almost any type of aircraft demanded by customers through our portfolio of operators.

•	Operators are certified under Part 135 of the FAA regulations and offer highest levels of pilot training and credentials.

•	Ability to reach thousands of airports, beyond large commercial airports.

Employees

We currently have 54 employees, consisting of 4 in management, 44 in sales and 6 in administration and finance. We currently believe that our employee relations are good.

RISK FACTCRS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to Our Business

Since we lack a meaningful operating history, it is difficult for potential investors to evaluate our business.

Halcyon Jets, Inc. was formed in February 2007. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. As a startup, we are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in our Company in light of the uncertainties encountered by start-up companies in an intensely competitive industry. Our business is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for, among other things, the provision of a sufficient number of aircraft, on commercially favorable terms. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern. This indicates that our auditors believe that substantial doubt exists regarding our ability to continue to remain in business. There can be no assurance that we will be able to achieve or sustain profitability or positive cash flow in the near future, or at all. If customers are slower to embrace our services than we expect, or we are unable to raise additional funds on favorable terms, we may not be able to continue operating our business.

We will need additional financing to execute our business plan and fund operations, which additional financing may not be available.

We have very limited funds and we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success may depend upon our ability to raise additional capital. There can be no assurance that additional funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of additional capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the aviation industry, and the fact that we are not profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Our profitability depends on our ability to obtain suitable charter aircraft.

Our growth strategy depends on our having an adequate supply of available charter aircraft for our customers, by partnering with operators of suitable charter aircraft. Any condition that would deny, limit or delay our ability to provide on-demand charter flights through our brokerage services, including a limited supply of available charter aircraft, will constrain our ability to grow. If we cannot partner with operators of private charter aircraft, we will not be able to achieve economies of scale and may never become profitable.

We are dependent upon key personnel whose loss may adversely impact our business.

We rely heavily on the expertise, experience and continued services of our senior management and personnel. The loss, or any inability to attract or retain key individuals, could materially adversely affect us. We seek to compensate and motivate our executives, as well as other employees, through competitive salaries and bonus plans, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees. As a result, if key personnel were to leave or cease to be available or our ability to utilize their skills, contacts and other resources impeded, we could face substantial difficulty in hiring qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience.

The charter aircraft brokerage industry is extremely competitive.

We compete with first class and business class services of national and regional airlines, fractional aircraft ownership operators, and other charter aircraft brokers and, particularly on shorter routes, ground transportation. Our competitors have been in business far longer than we have and they may have significantly greater financial stability, access to capital markets and name recognition. Unanticipated shortfalls in expected revenues due to price competition or inadequate supply of private charter flights would negatively impact our financial results and harm our business. There is no assurance that we will be able to successfully compete in this industry.

We may not be able to effectively control and manage our growth.

Our strategy envisions a period of potentially rapid growth. We currently maintain nominal administrative and personnel capacity due to the startup nature of our business, and our expected growth may impose a significant burden on our future planned administrative and operational resources. The growth of our business may require significant investments of capital and increased demands on our management, workforce and facilities. We will be required to substantially expand our administrative and operational resources and attract, train, manage and retain qualified management and other personnel. Failure to do so or satisfy such increased demands would interrupt or would have a material adverse effect on our business and results of operations.

We may be negatively affected by changing economic conditions.

The purchase of private charter jet flight time is likely considered a luxury item to consumers, especially compared to the costs associated with commercial air travel. As a result, a general downturn in economic, business and financial conditions, including recession, inflation and higher interest rates, could have an adverse effect on consumers’ spending habits and could cause them to travel less frequently and, to the extent they travel, to travel using commercial air carriers or other means considered to be more economical than via a privately chartered jet. Rising fuel costs could also impact the private aviation business adversely.

Risks Relating to Our Industry

The commercial aircraft industry is subject to extensive government regulation, which can result in increased costs, delays, limits on its operating flexibility and competitive disadvantages.

While we do not own, operate or maintain any aircraft, commercial aircraft operators are subject to extensive regulatory requirements. Many of these requirements result in significant costs that may adversely affect our business and financial results. For example, the Federal Aviation Administration (FAA) from time to time issues directives and other regulations relating to the maintenance and operation of aircraft, and compliance with those requirements drives significant expenditures. If we are unable to pass those costs on to the customers, it would negatively impact our profit margin.

Moreover, additional laws, regulations, taxes and airport rates and charges have been enacted from time to time that have significantly increased the costs of commercial aircraft operations, reduced the demand for air travel or restricted the way operators can conduct their business. For example, the Aviation and Transportation Security Act, which became law in 2001, mandates the federalization of certain airport security procedures and imposes additional security requirements on airlines. Similar laws or regulations or other governmental actions in the future may similarly adversely affect our business and financial results.

Our results of operations may also be affected by changes in law and future actions taken by governmental agencies having jurisdiction over aircraft operators, including:

•	changes in the law which affect the services that can be offered by aircraft operators in particular markets and at particular airports;
•	restrictions on competitive practices (for example court orders, or agency regulations or orders, that would curtail an aircraft operator’s ability to respond to a competitor);
•	the adoption of regulations that impact customer service standards (for example, new passenger security standards); or
•	the adoption of more restrictive locally-imposed noise restrictions.

Although we do not own or operate any of the aircraft we broker, we may still be sued by customers in the event of an accident, which could place a substantial financial burden upon us.

Our business exposes us to potential liability risks that are inherent in the aviation business. Although we do not own or operate any of the aircraft that we provide to our customers, we can provide no assure that potential claims will not be asserted against us in the event of an accident involving such aircraft. A successful liability claim or series of claims brought against us could have a material adverse effect on our business, financial condition and results of operations.

Generally, we are covered by the insurance policies of the aircraft’s operator but there can be no assurance that such operator is sufficiently insured to satisfy all claims. There can be no assurance that we will be able to purchase adequate insurance on acceptable terms, if at all, or that any such insurance will provide adequate coverage against our potential liabilities. Claims or losses in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Current laws and regulations allow sales of private charter aircraft services to foreign customers and private charter flights to numerous foreign locations. If these laws and regulations are changed to restrict sales to foreign customers or flights to foreign locations, we may lose potential customers, which would limit our growth potential.

Our revenue and profitability will be based in part on sales of private charter flight time to foreign customers and flights to foreign locations, which is allowed under current federal laws and regulations. Modification of such statutes and regulations could pose a significant risk to our business operations by reducing the pool of potential customers by regulating, restricting or prohibiting sales of private chartered flight time to foreign persons or by restricting or prohibiting flights to certain foreign locations.

Risks Relating to Our Organization

We are subject to the reporting requirements of the federal securities laws, which can be expensive.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we had remained privately-held and did not consummate the merger.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by that Act, if applicable.

Failure to achieve and maintain effective disclosure controls or internal controls could have a material adverse effect on our ability to report our financial results timely and accurately.

We retained the services of an independent consultant to assist management to analyze our system of internal accounting controls and accounting and financial reporting processes and to assist in the implementation of improvements in these processes. Through this process, we have identified four material weaknesses in our disclosure controls and internal controls. These are more specifically discussed in Item 8A of this Annual Report. As a result of these deficiencies, we must perform additional analysis and other post-closing procedures to insure that our financial statements are prepared in accordance with US generally accepted accounting principals. As a result, we will incur expenses and devote significant management resources to this review process. Furthermore, effective internal controls and procedures are necessary for us to continue to provide reliable financial reports. If we continue to have material weaknesses in our internal controls and procedures, we may not be able to provide reliable financial reports and our business and operating results could be harmed.

Public company compliance requirements may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. Compliance with the new rules and regulations increases our operating costs and makes certain activities more time consuming and costly than if we were not a public company. As a public company, these new rules and regulations make it more difficult and expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Because Halcyon Jets became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with Halcyon Jets becoming public through a “reverse merger”. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-merger company.

Our largest stockholders can exert significant control over our business and affairs and have actual or potential interests that may depart from those of our other stockholders.

Our largest stockholders, some of whom are key employees or consultants to Holdings, own a substantial number of shares of our common stock. Additionally, their holdings may be supplemented in the event that they exercise any of the warrants they may hold or in the future be granted, or exercise any conversion privilege under any convertible debt securities held or if they otherwise acquire additional shares of our common stock. The interests of such persons may differ from the interests of other stockholders. As a result, in addition to their positions with us, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	elect or defeat the election of our directors;
•	amend or prevent amendment of our Certificate of Incorporation or By-laws;
•	effect or prevent a merger, sale of assets or other corporate transaction; and
•	control the outcome of any other matter submitted to the shareholders for vote.

In addition, such persons’ stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risks Relating to our Common Stock

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:
•	changes in the aviation industry;
•	competitive pricing pressures;

•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float”, in the hands of a small number of persons whose sales or lack of sales, could result in positive or negative pricing pressure on the market price for our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been no liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. We anticipate our common stock will be quoted on the automated quotation service of the NASD, known as the OTC Bulletin Board. Although we are not presently eligible, we intend to apply for listing of our common stock on either The Nasdaq Capital Market or other national securities exchanges if and when we meet the requirements for listing. We cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any of these exchanges. Should the Company fail to satisfy the initial listing standards of the exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

Our common stock is deemed a “penny stock”, which may make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. In as much as our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any holding period under Rule 144, or expiration of lock-up periods applicable to outstanding shares, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of common stock issued to our officers, directors, and greater than 10% stockholders in the merger are subject to a lockup agreement prohibiting sales of such shares for a period of 18 months following the Private Placement. Following such date, all of those shares will become freely tradable, subject to securities laws and SEC regulations regarding sales by insiders. In addition, the shares of common stock sold in the Private Placement (including the shares underlying the Warrants sold therein) will be freely tradable upon the earlier of: (i) effectiveness of a registration statement covering such shares; and (ii) the date on which such shares may be sold without registration pursuant to Rule 144 under the Securities Act. Recent revisions to Rule 144 shortened the holding period under Rule 144, as a result of which the overhang period arises earlier than would previously have been the case.

ITEM 2.	PROPERTY

We lease approximately 4,000 square feet of office space at 336 West 37th Street in New York City. The lease term expires on May 31, 2010. The monthly lease payments for the three years are approximately $11,745, $12,100 and $12,460, respectively. In addition, we lease approximately 2,340 square feet of office space at Peninsula Plaza, 2424 N. Federal Highway, Boca Raton, Florida, with initial monthly lease payments of approximately $6,531. The lease term expires on June 30, 2010. We also lease approximately 1,760 square feet of office space at 11620 Wilshire Boulevard Building, Beverly Hills, California, with initial monthly lease payments of approximately $5,100 with 4% annual increases. The lease term expires June 14, 2010.

We believe our current facilities are adequate for our immediate and near-term needs. Additional space may be required as we expand our activities, but we do not foresee any significant difficulties in obtaining any required additional facilities.

ITEM 3.	LEGAL PROCEEDINGS

On or about April 20, 2007, a lawsuit was commenced in the Supreme Court of the State of New York, County of New York, by Blue Star Jets, LLC, against Halcyon Jets, its President and two other employees, all of whom were former employees of Blue Star Jets. The following claims were asserted in the complaint: (i) breach of fiduciary duty against the individual defendants (ii) misappropriation of trade secrets against Halcyon Jets and the individual defendants; (iii) conversion against Halcyon Jets and the individual defendants; (iv) unfair competition against Halcyon Jets and two of the individual defendants; (v) violation of the Computer Fraud and Abuse Act against Halcyon Jets and two of the individual defendants; (vi) tortious interference with prospective business relations against Halcyon Jets and two of the individual defendants; (vii) civil conspiracy against Halcyon Jets and two of the individual defendants; and (viii) breach of contract against two of the individual defendants.

Blue Star Jets initially sought a temporary restraining order and preliminary injunction to, among other things, enjoin and restrain Halcyon Jets from: (i) utilizing certain information and materials which Blue Star Jets claimed was proprietary and confidential; and (ii) from soliciting or contacting Blue Star Jets' clients or employees. The Court initially entered a temporary restraining order but, by order dated May 14, 2007, the Court vacated the temporary restraining order due to Blue Star Jets' failure to post a bond required by the Court for such a restraint to remain in place. Blue Star Jets also withdrew its application for a preliminary injunction.

Thereafter, Halcyon Jets and the individual defendants, filed a motion to dismiss the case based on a procedural defect in Blue Star Jets' filing. In response, Blue Star Jets essentially conceded the defect with the complaint and chose to commence a new action with substantially similar allegations and claims against Halcyon Jets and the individual defendants. In the new action, Blue Star Jets sought monetary damages of approximately $7 million, plus an award for punitive damages, as well as injunctive relief seeking to enjoin Halcyon Jets from soliciting Blue Star Jets' clients and employees. Halcyon Jets and the individual defendants answered the complaint on August 24, 2007, and one individual defendant asserted counterclaims against Blue Star Jets relating to his employment with that company.

Pursuant to the terms of our President’s employment agreement with us (more fully described below), we agreed to indemnify him from, among other things, all liabilities that may arise by virtue of any alleged violation of any agreement he had with Blue Star Jets by virtue of his employment with us.

On July 13, 2007, Halcyon Jets commenced an action against Blue Star Jets in the Supreme Court of the State of New York, County of New York, asserting claims, among others, for (i) unfair competition and deceptive business practices; (ii) violations of the Lanham Act; (iii) tortious interference; and (iv) conversion, as a result of, among other things, Blue Star Jets establishment of false and misleading web links. In this action, Halcyon Jets is also seeking injunctive relief to enjoin Blue Star Jets from utilizing misleading web links. On July 31, 2007, Halcyon Jets and Blue Star Jets entered into a stipulation whereunder each party agreed, among other things, not to use the other party's name "as metatag, header or search term information on any web page or in connection with any advertisement or sponsored link purchased from Google or any other search engine," and not to use "in connection with internet marketing/advertising any web link which displays the [the other party's name] or which is intended to deceive or misdirect [the other party's] customers, or which creates a likelihood of confusion as to the source of the services provided by either Halcyon or Blue Star." Blue Star Jets' answer to the complaint in this action was served on September 11, 2007.

On November 27, 2007, Halcyon Jets and Blue Star Jets voluntarily discontinued both of the lawsuits referred to above, without prejudice, and without either party reimbursing the legal fees of the other. Either party could reinstate the litigation but we have received no indication that Blue Star Jets intends to do so.

Except as set forth above, there are no pending or threatened legal proceedings against us.  In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

There was no market for our common stock prior to the merger on August 17, 2007. Our common stock is quoted on the ‘‘Over the Counter Bulletin Board’’ since September 5, 2007 and currently trades under the symbol ‘‘HJHD.OB’’. The following table sets forth the high and low sale price of the common stock on a quarterly basis, as reported by NASDAQ:

Quarter Ended:	High*	Low*

October 1, 2007	$2.55	$.85

January 31, 2008	1.00	.36

The per share closing sales price of the common stock as reported by the Over the Counter Bulletin Board on May 13, 2008, was $.45. As of this date there were approximately 92 holders of record of common stock and 25,647,500 shares of common stock outstanding. We have not paid dividends on our common stock outstanding in the past. There are no restrictions that limit our ability to pay dividends in the future.

Recent Issuances of Unregistered Securities.

At the time of the closing of the merger, Holdings issued 49.9 units in a private placement (the “Private Placement”), consisting of an aggregate of 4,990,000 shares of Holdings’ common stock and three-year redeemable warrants to purchase an aggregate of 2,495,000 shares of Holdings’ common stock at an exercise price of $1.00 per share at a purchase price of $100,000 per unit. As part of the Private Placement, holders of $1,500,000 of outstanding indebtedness of Halcyon converted their promissory notes at $1.00 per share into 15 units in the Private Placement.

The issuances described in this Item 5 were made in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act relating to sales by an issuer not involving any public offering. None of these transactions involved a distribution or public offering.

Equity Compensation Plan Information

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,935,000	$1.00	65,000
Equity compensation plans not approved by security holders	500,000	$50	—
Total	5,435,000		65,000

Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION AND CERTAIN CAUTIONARY STATEMENTS

The following discussion of our financial condition and results of our operations should be read in conjunction with the Financial Statements and Notes thereto. Our fiscal year ends January 31. This document contains certain forward-looking statements including, among others, planned capital expenditure requirements, cash and working capital requirements, our expectations regarding the adequacy of current financing arrangements, fight demand and market growth, other statements regarding future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating such forward-looking statements include (i) changes in external factors or in our internal budgeting process which might impact trends in our results of operations; (ii) unanticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the industries in which we operate; and (iv) various competitive market factors that may prevent us from competing successfully in the marketplace.

 This discussion should be read in conjunction with the other sections of this Report, including “Risk Factors,” “Description of Business” and the Financial Statements attached hereto as Item 7 and the related exhibits. The various sections of this discussion contain a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this Report. See “Forward-Looking Statements.” Our actual results may differ materially.

Overview

Our discussion and analysis of operations is based upon our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout management's discussion and analysis or plan of operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies see Note 2 to the consolidated financial statements included elsewhere in this Annual Report.

We began our operations in late March 2007, and have not as yet attained a level of operations which allows us to meet our current overhead. We do not contemplate attaining profitable operations within our first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. While we have funded our initial operations through private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Passenger revenue is the gross amount charged to customers and is recognized when the charter services are provided. Other revenues such as catering or ground arrangements are also recognized when the services are provided based upon the gross amount billed to customers. We have evaluated the provisions of EITF 99-19 and have concluded that we should report revenues gross with a separate display of the cost of sales while acting as an agent or broker since we take on the credit risk associated with the receivable and are primarily obligated to the supplier.

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

Due to our limited history as a public company, we have estimated expected volatility based on the historical volatility of certain companies as determined by management. The risk-free rate for the expected term of each option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on our intent not to issue a dividend as a dividend policy. Due to our limited operating history, management estimated the term to equal the contractual term.

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

Results of Operations

FEBUARY 1, 2007 (DATE OF INCEPTION) THROUGH JANUARY 31, 2008

The following table sets forth our results of operations for the year ended January 31, 2008 expressed as a percentage of total revenues:

Revenues	100.0%
Operating costs and expenses:
Charter costs	86.0
Salaries, wages and benefits	32.4
Other operating costs	22.3
Depreciation and amortization	.9
Total operating costs and expenses	141.6
Operating loss	(41.6)
Other - net	(3.5)
Net Loss	(45.1)%

Our operations began in the last week of March 2007 and, accordingly, since inception our operations consisted principally of developing a business plan; seeking capital; establishing headquarters in New York, as well as 2 additional offices in Boca Rotan, FL and Beverly Hills, CA; and recruiting staff. Revenues were the result of 481 trips. The operating margin reflects our start-up stage and the competitive methods it has taken to enter into this market. Compensation and benefits expense includes a non-cash charge of $1.7 million principally resulting from the issuance of stock options to employees and consultants in August 2007 which were fully vested. However, it is also anticipated that our operating costs and expenses will continue to increase to support a higher level of revenues. Increased costs will be attributable to increased head counts, principally sales personnel and support staff for our multi-office infrastructure and increased marketing expenditures to promote our services. In addition, as a public reporting entity, compliance with Securities and Exchange Commission regulations will increase general and administrative costs substantially.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the fiscal year ended January 31, 2008.

Liquidity and Capital Resources

Our operations began in March 2007, and have not as yet attained a level of operations which allows us to meet our current overhead. We do not contemplate attaining profitable operations within our first operating cycle, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. While we have funded our initial operations with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of January 31, 2008, our cash balance was $495,000. We began operations during the year ended January 31, 2008 with initial funding of $485,000, net of expenses, from investors in a private offering. In May 2007, we borrowed $1.5 million, without interest, through the issuance of promissory notes. At the time, the lenders agreed that the indebtedness would convert into our common stock on the same terms as provided in a subsequent private placement. On August 2, 2007 through August 14, 2007, we borrowed an additional $490,000, at 6% interest, to be paid out of the proceeds of the next financing. On August 17 and 22, 2007, we closed on a private placement of 49.9 units, in which we received net proceeds of $3.5 million, after placement agent and other fees and from which we repaid the $490,000 of loans. As part of the private placement, the $1.5 million loans mentioned above were converted into 1.5 units.

Cash Flow Used in Operating Activities: During the period from February 1, 2007 (date of inception) through January 31, 2008, our operations resulted in negative cash outflows of $4.0 million, which was the result of a net loss of $3.4 million, after reduction for non-cash charges of $2.1 million and the buildup of net working capital items by $588,000, excluding cash.

Cash Flow Used in Investing Activities: In the period from February 1, 2007 (inception) to January 31, 2008, the Company used cash to acquire property and equipment of $550,000.

Cash Flow from Financing Activities: The Company’s initial funding was derived from equity investors ($485,000, net of expenses) and bridge loans of $2 million. In August 2007, we closed on a private placement of 49.9 units, consisting of 100,000 shares of our common stock and 50,000 warrants to buy our common stock at $1 per share, in which we received net proceeds of $3.0 million, after placement agent and other fees and from which we repaid the $490,000 of loans. As part of the private placement, the $1.5 million of the bridge loans were converted into 1.5 units.

Commitments and Contingencies

We entered into employment agreements with Christian Matteis to serve as President and Chief Operating Officer. The initial term of the agreement is three years, with automatic one-year renewals following this three-year period. Pursuant to the agreement, Mr. Matteis was to receive an annual base salary of $500,000, $525,000 and $550,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount of their third year’s salary) for all future years of employment. Pursuant to an amendment to his agreement in December, 2007, Mr. Matteis’ base salary was reduced to $300,000 per year. If his employment is terminated without cause or if either resigns for good reason, we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for one year (or for the remainder of the term, if longer than one year).

Shortly after our engagement of Mr. Matteis, Blue Star Jets, our competitor and Mr. Matteis’ former employer, filed a lawsuit against us. See Item 3 “Legal Proceedings” for a description of the current status of this litigation. Mr. Matteis’ employment agreement provides for advancement and indemnification of costs and expenses in connection with litigation related to his former employment.

Except as set forth Item 3 – Legal Proceedings, there are no pending or threatened legal proceedings against the Company.  In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings.

We lease our headquarters and sales facilities in New York and additional sales offices in Boca Rotan, Florida and Beverly Hills, California. Minimum annual lease payments are approximately $294,000 for 2009 and $136,000 for 2010 (aggregating $430,000).

In February 2008, we retained a sales representative company under a five year arrangement. Compensation is based upon a percentage of the gross profits earned by us. The agreement provides for performance standards for the sales representative which if not achieved can result in early termination of the agreement. The sales representative was advanced $195,000, including $60,000 paid prior to January 31, 2008. The advances are to be repaid from the representative’s earnings; however, if certain performance levels are achieved within the first fourteen months of the contract, a portion of the advance will be forgiven. In addition, if during the first fourteen months of the contract, the sales representative generates gross profits of $2 million the sales representative will be granted 300,000 options to purchase shares of the Company’s common stock and for each additional $1 million of gross profit (a maximum of $10,000,000) during the period the sales representative will receive 100,000 options.

Except as set forth Item 3 – Legal Proceedings, there are no pending or threatened legal proceedings against the Company.  In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings.

Recently Issued Accounting Pronouncements

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. We considered the impact of SAB 108 to be not material.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value   Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for our yearend 2009, although early adoption is permitted. We are assessing the potential effect of SFAS 157 on our financial statements.

FIN 48

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (‘‘FIN 48’’)”. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

ITEM 7.	FINANCIAL STATEMENTS

The financial statements required by Item 7 are submitted in a separate section of this report, beginning on Page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of January 31, 2008, the management of the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2008, because of the material weakness described below.

The Company’s management performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to all the balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-KSB, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the interim or annual financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2008. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during management's assessment were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principals (GAAP) and tax accounting expertise; (iii) inadequate security over information technology and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with Company’s policies and procedures. These control deficiencies did not result in audit adjustments to the Company’s 2008 interim or annual financial statements. However, these control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2008, based on the criteria in Internal Control-Integrated Framework issued by COSO. This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. The disclosure contained under this Item 8A was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the disclosure under this Item 8A in this annual report.

Changes in Internal Control over Financial Reporting

The Company is in the process of correcting the internal control deficiencies through ongoing remediation efforts. However, these efforts individually and in the aggregate were insufficient to fully eliminate the weakness that have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following persons except Mr. Cohen became our executive officers and directors on August 22, 2007, upon effectiveness of the merger, and hold the positions set forth opposite their respective names.

Name	Age	Position
Jonathan Gilbert	36	Chief Executive Officer, Secretary and Director
Christian Matteis	34	President and Chief Operating Officer
Jan E. Chason	62	Chief Financial Officer and Treasurer
Andrew Drykerman	30	Executive Vice President
Mitchell Blatt	55	Director
Gregory D. Cohen	39	Director
Justin Fries	40	Director
Jeffrey A. Getzel	53	Director
Shelton Lee	50	Director
Shlomo Piontkowski	59	Director
Craig Spitzer	43	Director

Our directors hold office for one-year terms and until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the board.

Biographies

Jonathan Gilbert has served as our Chief Executive Officer, Secretary and a member of our board of directors since the Merger. Mr. Gilbert is a founder of Halcyon and has served as its Chief Executive Officer, Secretary and a director since its inception in February 2007. From October 1998 to January 2007, Mr. Gilbert was the owner and President of Gilbert Capital Management Corp., an investment advisory firm based in New York. While with Gilbert Capital, Mr. Gilbert also served as the executive producer of several motion pictures. Mr. Gilbert holds a B.B.A. in finance from George Washington University.

Christian Matteis has served as our President and Chief Operating Officer since the Merger. Mr. Matteis has served as Halcyon’s President and Chief Operating Officer since late March 2007. Prior to joining us, Mr. Matteis was employed by Blue Star Jets, LLC, a private jet charter broker, from November 2002 to March 17, 2007.

Jan E. Chason has served as our Chief Financial Officer and Treasurer since the Merger. Mr. Chason has served as Halcyon’s Chief Financial Officer and Treasurer since April 2007. Since February 2006, he is also Ckrush Inc.’s Chief Financial Officer and Executive Vice President. From 1996 through February 2006, Mr. Chason was the Chief Financial Officer or served in as a senior financial officer for Triathlon Broadcasting Company, The Marquee Group, Inc., Artist Group International LLC, Clear Channel Communications Inc. and Majesco Entertainment Company. Mr. Chason was also a partner at Ernst & Young LLP. Mr. Chason is a Certified Public Accountant and has a B.B.A. from City College of New York.

Gregory D. Cohen became a member of the board of directors as of May 1, 2008. Mr. Cohen was the founding shareholder of Halcyon Jets. He is the Managing Partner of Philabele Consulting Corp. which provides executive, administrative and sales functions for the Company. Mr. Cohen also served as executive producer of several motion pictures. Mr. Cohen graduated George Washington University with a B.B.A. degree.

Andrew Drykerman has served as our Executive Vice President since the Merger. Mr. Drykerman has served as Halcyon’s Executive Vice President since April 2007. From January 2005 to March 2007, Mr. Drykerman was the founder and owner of Relaxx Dry Cleaning, a pick-up and drop off dry cleaning service in San Diego. He currently maintains a minority interest in Relaxx Dry Cleaning. Mr. Drykerman purchased a franchise interest in WorldWide Express, a business to business company, in March 2002 and currently maintains a minority interest in that company. From 1999 to February 2002, Mr. Drykerman founded and operated Marathon Cleaning, a commercial and construction cleaning company in the Washington DC metropolitan area. Mr. Drykerman is a graduate of George Washington University.

Mitchell Blatt has served as a member of our board of directors since the Merger. Mr. Blatt has served as a director of Halcyon since April 2007. Mr. Blatt has been president and chief operating officer of Coinmach Holdings, LLC since March 2003, of Coinmach Laundry Corp. since April 1996, and of Coinmach Corp. since November 1995. The Coinmach family of companies is the largest provider of outsourced coin/smart card laundry room services in the United States. He was a director of Coinmach Laundry Corp. and Coinmach Corp. from November 1995 to March 2003. Mr. Blatt was the president and chief operating officer of TCC from January 1995 to November 1995. Mr. Blatt joined TCC as vice president-general manager in 1982 and was its vice president and chief operating officer from 1988 to 1994.

Justin Fries has served as a member of our board of directors since the Merger. Mr. Fries has served as a director of Halcyon since April 2007. Mr. Fries is a principal of Garber Atlas Fries & Associates Inc., a full service insurance agency located in Oceanside, New York, and currently serves as its Vice President. Mr. Fries has been in the insurance business since 1988. He has served as president of two local insurance trade organizations and is currently on the Board of Directors for several other insurance organizations. Mr. Fries is a graduate of Cornell University. Mr. Fries has obtained both his Certified Insurance Counselor designation as well as the prestigious Chartered Property Casualty Underwriter degree.

Jeffrey A. Getzel has served as a member of our board of directors since the Merger. For the past 18 years, Mr. Getzel has been the Managing Partner of Getzel Schiff & Ross, LLP, an accounting firm. He heads the firm’s Forensic Auditing, Litigation Support and Tax Examination practice unit. He received a Bachelor of Business Administration degree in Accounting from Baruch College and a Masters of Business Administration in Taxation from Hofstra University. Mr. Getzel is a member of the New York State Society of Certified Public Accountants, the American Institute of Certified Public Accountants, the American College of Forensic Examiners and the Institute of Business Appraisers.

Shelton “Spike” Lee has served as a member of our board of directors since the Merger. Mr. Lee has served as a director of Halcyon since April 2007. Mr. Lee is an Academy Award- and Emmy Award- nominated writer-director, actor, producer, author and philanthropist. In addition to his film achievements, Mr. Lee has produced and directed numerous music videos for diverse artists, including Michael Jackson, Bruce Hornsby and Anita Baker. Mr. Lee has also collaborated on television commercial work with Michael Jordan, AT&T, Levi’s Button-fly 501, ESPN, Nike and American Express. Mr. Lee obtained his undergraduate degree from Morehouse College and his Master of Fine Arts in film production from New York University’s Tisch School of Arts.

Shlomo Piontkowski, M.D. has served as a member of our board of directors since the Merger. Dr. Piontkowski has served as a director of Halcyon since April 2007. Prior to retiring in 2006, Dr. Piontkowski was a privately practicing orthopedic surgeon in New York State. From 1998 to 2006, Dr. Piontkowski served as the Medical Director and owner of Patchogue Open MRI. From 1976 to 2006, Dr. Piontkowski served as the Medical Director and owner of Suffolk Sports Medicine and Therapy, a physical therapy and rehabilitation practice. From 1994 to 2000, Dr. Piontkowski served as the Medical Director and owner of Suffolk CAT Scan, a medical CAT scan practice. He also served as Medical Director for Brookhaven Compecare PPO, a New York State workmen’s compensation Preferred Provider Organization, chartered in 1998. Dr. Piontkowski’s professional memberships include the American Medical Association, American Academy of Orthopedic Surgeons, Suffolk County Medical Society, Arthroscopy Association of North America and the International Arthroscopy Association. Dr. Piontkowski received his degree in Medicine from Downstate Medical Center in 1972. He received his Bachelor’s degree in Mathematics and Physics from Hunter College in 1968.

Craig Spitzer has served as a member of our board of directors since the Merger.  Mr. Spitzer has served as a director of Halcyon since March 2007. Since March 2007, Mr. Spitzer has been serving as the Managing Partner for A2C Consulting, an information technology consultant firm based in Pennsylvania. In June 2005, Mr. Spitzer founded and is currently a minority investor in Gateway Architectural Solutions, a building supplies company based in California. In January 2004, he co-founded a real estate development company in Arizona called Warner Spitzer Walsh Development. From December 2002 to January 2004, Mr. Spitzer was not working and was traveling. From March 1994 to November 2002, Mr. Spitzer founded and served as the Chairman and Chief Executive Officer of Alliance Consulting, an information technologies consulting firm based in New York and Massachusetts. Mr. Spitzer has been serving on the Board of Trustees of the Kiski School, a boarding school in Pennsylvania, since June 2005.

There are no family relationships among our directors and executive officers, except that Shlomo Piontkowski, one of our directors, is the father-in-law of Jonathan Gilbert, our Chief Executive Officer and Secretary.

Employment Agreements

We entered into an employment agreement with Christian Matteis to serve as our President and Chief Operating Officer. The initial term of the agreement is three years, with automatic one-year renewals following this three-year period. Pursuant to the agreement, Mr. Matteis is to receive an annual base salary of $500,000, $525,000 and $550,000, respectively, for the first three years, and then an agreed upon salary (of not less than $550,000) for all future years of employment. Pursuant to an amendment to his agreement in March 2007, Mr. Matteis’ annual base salary was reduced to $350,000 for the period of March 15, 2008 through February 15, 2009. Under the terms of the agreement, Halcyon has granted to Mr. Matteis 850,000 restricted shares of its common stock. In addition, Mr. Matteis shall receive the same number of common stock purchase options as are granted to the Chief Executive Officer. If Mr. Matteis’ employment is terminated without cause or if he resigns for good reason, we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for one year (or for the remainder of the term, if longer than one year), payable in accordance with standard payroll procedures. In addition, Mr. Matteis will continue to be able to exercise his restricted shares and options pursuant to their original terms. Under the agreement, if Mr. Matteis is terminated with cause or if he voluntarily resigns (other than for good reason), he is prohibited from competing with us during the initial three-year term of employment and for one year after the termination of his employment (should this be greater than the initial three-year term). The agreement also provides that we will indemnify Mr. Matteis for various liabilities, including without limitation by reason of the fact that he allegedly is in violation of an agreement with his former employer, Blue Star, by virtue of his employment with us.

We also entered into an employment agreement with Jonathan Gilbert to serve as our Chief Executive Officer. The initial term of the agreement is three years, with automatic one-year renewals following this three-year period. Pursuant to the agreement, Mr. Gilbert is to receive an annual base salary of $235,000, $246,750 and $259,000, respectively, for the first three years, and then an agreed upon salary (of not less than $259,000) for all future years of employment. His base salary was reduced to $50,000 annually effective January 1, 2008. In addition, Mr. Gilbert is eligible to receive a number of common stock purchase options as determined by the board of directors. If Mr. Gilbert’s employment is terminated without cause or if he resigns for good reason, we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for one year (or for the remainder of the term, if longer than one year), payable in accordance with standard payroll procedures. In addition, Mr. Gilbert will continue to be able to exercise his restricted shares and options pursuant to their original terms. Under the agreement, if Mr. Gilbert is terminated with cause or if he voluntarily resigns (other than for good reason), he is prohibited from competing with us during the initial three-year term of employment and for one year after the termination of his employment (should this be greater than the initial three-year term).

Stock Incentive Plan

We adopted a Stock Incentive Plan that provides for the grant of up to 5,000,000 shares of common stock and/or options to purchase common stock to directors, employees and consultants. Immediately following the merger, we granted options to purchase an aggregate of 1,700,000, 415,000 and 2,885,000 shares of our common stock to our directors, employees and consultants, respectively. Prior to year end, 65,000 options were forfeited.

Director Compensation

Halcyon did not have compensation arrangements in place for members of their Board of Directors.

Prior to the merger, we did not compensate our directors for acting as such. Immediately following the merger, we granted the following number of options to our non-employee directors, pursuant to the Stock Incentive Plan:

Name	Number of Underlying Shares
Mitchell Blatt	575,000
Shelton Lee	575,000
Jeffrey A. Getzel	300,000
Justin Fries	50,000
Shlomo Piontkowski	50,000
Craig Spitzer	50,000

In addition, in the future we may determine to compensate our directors with cash and/or additional equity. We currently reimburse our directors for reasonable expenses incurred in connection with their services as directors.

Directors’ and Officers’ Liability Insurance

We currently have directors’ and officers’ liability insurance insuring our directors and officers against liability for acts or omissions in their capacities as directors or officers, subject to certain exclusions. Such insurance also insures us against losses which we may incur in indemnifying our officers and directors. In addition, we have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Chief Financial Officer, but have not done so to date due to our relatively small size.

Board Committees

The board of directors appointed an audit committee and compensation committee, and adopted charters relative to the audit committee. We appoint persons to committees of the board of directors who we believe meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange. Currently, Mr. Getzel qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-B, as promulgated by the SEC.

Item 10.	EXECUTIVE COMPENSATION

The following table sets forth certain information regarding compensation during each of the last three fiscal years to our Chief Executive Officer for each of those years and any officer who earned in excess of $100,000 in any of the last three fiscal years.

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options/SAR's	LTIP Payouts	All Others Compensation
Jonathon Gilbert	2008	$180,417	$—	$10,800	—	$34,000	—	—
Chief Executive Officer
Christian Matteis	2008	$416,667	$—	—	—	$34,000	—	—
President
Jan E. Chason	2008	$104,167	$—	—	—	$8,500	—	—
Chief Financial Officer
Andrew Drykerman	2008	$104,167	$—	—	—	$17,000	—	—
Executive Vice President
Michelle Maresova	2007*	$20,000	$—	—	—	$—	—	—
President

Michelle Maresova served as the President of Greenleaf Forest Products, Inc. for the fiscal year ended June 30, 2007.

Director Summary Compensation Table

The table below summarizes the compensation paid by the Company to non-employee Directors for the fiscal year ended January 31, 2008.

	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)	($)	($)	($)	($)
Mitchell Blatt	—	—	195,500	—		195,500
Justin Fries	—		17,000	—		17,000
Jeffrey A. Getzel	—		102,000	—		102,000
Shelton Lee	—		195,500	—		195,500
Schlorno Piontkowski	—		17,000	—		17,000
Craig Spitzer	—		17,000	—		17,000

Stock Option Grants and Exercises

	Outstanding Equity Awards at Fiscal Year Ended January 31, 2008
	Equity Incentive Plan Awards:
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jonathan Gilbert	100,000	—	—	$1.00	August 16. 2017
Christian Matteis	100,000	—	—	$1.00	August 16, 2017
Jan E. Chason	25,000	—	—	$1.00	August 16, 2017
Andrew Drykerman	50,000	—	—	$1.00	August 16, 2017

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

During our last completed fiscal year, none of our executive officers exercised any options to acquire our capital stock.

Long-Term Incentive Plans – Awards in Last Fiscal Year

Neither we nor any of our subsidiaries maintain any long-term incentive plans, as defined in Item 402(a) (6) (iii) of Regulation S-B under the Securities Act.

Item 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following tables set forth certain information as of May 13, 2008 regarding the beneficial ownership of our common stock, taking into account the consummation of the merger, the closing of the private placement and the consummation of the Split-Off, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to such shares of common stock. The address of each of the stockholders listed below except as noted is c/o Halcyon Jets, Inc., 336 West 37th Street, Suite 800, New York, New York 10018.
Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Percentage Beneficially Owned (2)
5% Owners:
2007 Airstream Trust	2,065,000	(3)	8.05%
James Nigro 730 Picacho Lane, Montecito, CA 93108	1,500,000		5.8
Silverman Partnership LP PO Box 9200 Jupiter, FL 33468	1,500,000		5.8
Executive Officers and Directors:
Mitchell Blatt	1,575,000	(3)	6.14
Gregory D. Cohen (4)	1,875,000	(3)	7.31
Shelton Lee	1,075,000	(3)	4.19
Jonathan Gilbert	950,000	(6)	3.70
Christian Matteis	950,000	(6)	3.70
Andrew Drykerman	300,000	(7)	1.17
Craig Spitzer	150,000	(7)	*
Jeffrey Getzel	150,000	(8)	*
Jan Chason	125,000	(9)	*
Justin Fries	85,000	(10)	*
Shlomo Piontkowski	75,000	(7)	*
All executive officers and directors as a group (10 persons)	7,310,000	(11)	28.50

* Represents less than 1%

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner.

(2)	Based on 25,647,500 shares of common stock outstanding.

(3)	Includes options to purchase 830,000 shares of our common stock that are currently exercisable held by an affiliate.

(4)	Gregory D. Cohen, as managing partner, has voting control over the shares beneficially owned by Philabele Consulting Corp.

(5)	Includes options to purchase 575,000 shares of our common stock that are currently exercisable.

(6)	Includes options to purchase 100,000 shares of our common stock that are currently exercisable.

(7)	Includes options to purchase 50,000 shares of our common stock that are currently exercisable.

(8)
Includes options to purchase 150,000 shares of our common stock that are currently exercisable. Does not include options to purchase an additional 150,000 shares of our common stock that are not currently exercisable.

(9)	Includes options to purchase 25,000 shares of our common stock that are currently exercisable.

(10)
Includes 10,000 shares of common stock owned by Garber Atlas Fries and Associates, Inc., an entity of which Mr. Fries is a principal. Includes options to purchase 50,000 shares of our common stock that are currently exercisable.

(11)	Includes options to purchase an aggregate of 1,725,000 shares of our common stock that are currently exercisable.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since April 2007, Philabelle Consulting Corp. and 2007 Airstream Trust and its affiliate, which beneficially own approximately 7.31% and 8.05% of our outstanding common stock, including options to purchase 830,000 shares of common stock, each, have provided consulting services to Halcyon. Halcyon paid Philabelle and Airstream fees of $208,333 and $218,833 during fiscal 2008. There is no written agreement memorializing these arrangement.

On March 26, 2007, Garber Atlas Fries and Associates, Inc. an entity of which Justin Fries, a director of Halcyon, is a principal purchased 10,000 shares of Halcyon common stock for an aggregate purchase price of $5,000. In addition, the entity acts as the insurance broker for Halcyon and was paid standard commissions for these services.

The Company’s website was developed, maintained and hosted by Trisoft Media LLC, a subsidiary of Ckrush, Inc. Our Chief Financial Officer also serves as the Chief Financial Officer and Philabele also serves as a financial consultant for Ckrush, Inc. As of January 31, 2008, the Company incurred approximately $137,000 with Trisoft for development of the website and other services.

ITEM 13.	EXHIBITS

Exhibit
Number	Description

2.1 *	Agreement of Merger and Plan of Reorganization, dated as of August 17, 2007, by and among Greenleaf Forest Products, Inc., Halcyon, Inc., and Halcyon Jets Acquisition Corp.

2.2 *	Certificate of Merger, dated August 17, 2007, between Halcyon, Inc. and Halcyon Jets Acquisition Corp.

3.1	Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed August 15, 2007)

3.2	By-laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed August 15, 2007)

3.3 *	Certificate of Amendment to Certificate of Incorporation, dated August 17, 2007

10.1 *	Form of Subscription Agreement

10.2 *	Form of Warrant

10.3 *	Form of Lockup Agreement

10.4 *	Form of Directors and Officers Indemnification Agreement

10.5 *	2007 Equity Incentive Plan

10.6 *	Form of 2007 Incentive Stock Option Agreement

10.7 *	Form of 2007 Non-Qualified Stock Option Agreement

10.8 *	Employment Agreement, dated March 23, 2007, between Halcyon, Inc. and Christian Matteis

10.9 *	Employment Agreement, dated April 1, 2007, between Halcyon, Inc. and Jonathan Gilbert

10.10 *	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations, dated August 17, 2007, between Greenleaf Forest Products, Inc. and SplitCo

10.11 *	Stock Purchase Agreement, dated August 17, 2007, Greenleaf Forest Products, Inc., Halcyon and Michelle Maresova

10.12	Amendment to Employment Agreement with Christian Matteis dated March 4, 2008.

21	Halcyon Jets Holdings, Inc. subsidiaries

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302.

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350

* Incorporated by reference from the Company's Current Report on Form 8-K filed August 23, 2007.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following sets forth the fees billed by our independent accountants for each of our last two fiscal years for the categories of services indicated.

AUDIT FEES

The aggregate fees billed in 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended January 31, 2008 were:

$37,380 billed by Rosenberg, Rich, Baker and Berman, P.C. for the audit of our annual financial statements for 2008 and the review of our interim quarterly financial statements for the quarter ended October 31, 2007.

$10,000 billed by Li and Company, P.C. for the audit of Greenleaf Forest Products, Inc., annual financial statements for the year ended June 30, 2007.

AUDIT-RELATED FEES

During fiscal 2008, Rosenberg, Rich, Baker and Berman, P.C. billed $47,770 for due diligence services in connection with a proposed acquisition.

TAX FEES

The Company and Greenleaf Forest Products, Inc. were not billed for tax compliance during 2008 and 2007 fiscal year.

ALL OTHER FEES

Our principal accountants did not render any other services for the fiscal year ended January 31, 2008, nor for the fiscal year ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALCYON JETS HOLDINGS, INC.

Date: May 15, 2008	/s/ Jonathan Gilbert
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2008	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Date: May 15, 2008	/s/ Mitchell Blatt
Mitchell Blatt
Director

Date: May 15, 2008	/s/ Gregory D. Cohen
Gregory D. Cohen
Director

Date: May 15, 2008	/s/ Justin Fries
Justin Fries
Director

Date: May 15, 2008	/s/ Jeffrey A. Getzel
Jeffrey A. Getzel
Director

Date: May 15, 2008	/s/ Shelton Lee
Shelton Lee
Director

Date: May 15, 2008	/s/ Shlomo Piontkowski
Shlomo Piontkowski

Date: May 15, 2008	/s/ Craig Spitzer
Craig Spitzer
Director

Halcyon Jets Holdings, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Halcyon Jets Holdings, Inc and Subsidiary

We have audited the accompanying consolidated balance sheet of Halcyon Jets Holdings, Inc. as of January 31, 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the period February 1, 2007 (date of inception) through January 31, 2008. Halcyon Jets Holdings, Inc. and Subsidiary's management are responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halcyon Jets Holdings, Inc. and Subsidiary as of January 31, 2008, and the results of its operations and its cash flows for the period February 1, 2008 (date of inception) through January 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company began its opinions in March 2007 and has not as yet attained a level of operations which allows it to meet its current overhead. In addition the Company does not contemplate attaining profitable operations within its first few operating cycles and is dependent upon obtaining additional financing adequate to fund working capital, infrastructure, and significant marketing/investor related expenditures to gain market recognition in order to achieve a level of revenue adequate to support its cost structure, These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
May 5, 2008

HALCYON JETS HOLDINGS, INC
CONSOLIDATED BALANCE SHEET
January 31, 2008

ASSETS

CURRENT ASSETS
Cash	$495,206
Cash - restricted	1,091,081
Accounts receivable	1,395,486
Prepaid expenses	507,678
Total current assets	3,489,451

PROPERTY AND EQUIPMENT - net	449,220

SECURITY DEPOSITS	78,698

TOTAL ASSETS	$4,017,369

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,696,527
Accrued excise taxes	102,793
Deferred revenues	685,897
Total current liabilities	2,485,217
Commitments and Contingencies
STOCKHOLDERS'S EQUITY
Preferred stock - $.001 par value, authorized 10,000,000; none issued and outstanding
Common stock - $.001 par value, authorized 300,000,000 shares; 25,647,500 shares issued and outstanding	25,648
Additional paid in capital	7,608,877
Deferred compensation	(557,600)
Accumulated deficit	(5,544,773)
Total stockholders' equity	1,532,152

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,017,369

See notes to the consolidated financial statements.

HALCYON JETS HOLDINGS, INC
CONSOLIDATED STATEMENT OF OPERATIONS
FROM FEBRUARY 1, 2007 (DATE OF INCEPTION) TO JANUARY 31, 2008

REVENUES
Passenger	$12,128,654
Other	179,048
Total revenues	12,307,702

OPERATING COSTS AND EXPENSES
Charter costs	10,587,483
Compensation and benefits	3,988,661
Other operating costs	2,745,084
Depreciation and amortization	101,659
Total operating costs	17,422,887

Operating loss	(5,115,185)

Other income/(expense)
Interest income	45,765
Merger costs	(100,353)
Amortization of loan discount	(375,000)

Net loss	$(5,544,773)

Net loss per common share - basic and diluted	$(0.25)

Average number of shares outstanding	22,448,146

See notes to the consolidated financial statements.

HALCYON JETS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

			Additional			Total
	Common Stock		Paid in	Deferred	Accumulated	Stockholders
	Shares	Amount	Capital	Compensation	Deficit	Equity
Issuance of common stock in connection with:
Founders	10,275,000	$10,275				$10,275
Private placement at $.50 per share, net of expenses of $25,000	1,020,000	1,020	$483,678			484,698
Financing fee	750,000	750	374,187			374,937
Private placement of 49.9 units of common stock and warrants at $100,000 per unit, net of expenses of $460,000	4,990,000	4,990	4,525,125			4,530,115
Advertising representation agreement	12,500	13	27,987			28,000
Investor relations consulting arrangement	100,000	100	239,900			240,000

Effect of recapitalization - reverse merger	8,500,000	8,500	(8,500)			-

Compensation expense - issuance of employee stock options			1,232,000			1,232,000

Issuance of options and warrants in connection with services contracts			734,500	$(734,500)		-

Amortization of deferred compensation				176,900		176,900

Net loss for the period					$(5,544,773)	(5,544,773)
Balance -January 31, 2008	25,647,500	$25,648	$7,608,877	$(557,600)	$(5,544,773)	$1,532,152

See notes to the consolidated financial statements.

HALCYON JETS HOLDINGS, INC
STATEMENT OF CASH FLOWS
FROM FEBRUARY 1, 2007 (DATE OF INCEPTION) TO JANUARY 31, 2008

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(5,544,773)
Adjustments to rconcile net loss to net cash used in opeating activities:
Depreciation and amortization	100,353
Amortization of loan discount	375,000
Non-cash compensation expense	1,687,175
(Increase) in operating assets:
(Increase) in cash - restricted	(1,091,081)
(Increase) in receivables	(1,395,486)
(Increase) in prepaid expenses	(507,678)
(Increase) in security deposits	(78,698)
Increase in operating liabilites:
Increase in payables and accrued expenses	1,696,527
Increase in accrued excise taxes	102,793
Increase in deferred revenues	685,897
NET CASH USED IN OPERATING ACTIVITIES	(3,969,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(549,573)
NET CASH USED IN INVESTING ACTIVITIES	(549,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bridge loans	1,990,000
Proceeds from private placements - net	3,514,750
Repayment of bridge loans	(490,000)
NET CASH PROVIDED FROM FINANCING ACTIVITIES	5,014,750

NET INCREASE IN CASH AND CASH AT END OF PERIOD	$495,206

Supplemental Disclosures:
Cash paid during the period for interest	$750

Non-cash investing and financing activities
Common stock issued for:
Services	$268,000
Financing fees	375,000
Liquidation of notes payable	1,500,000
Options and warrants for services	734,500

See notes to the consolidated financial statements.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

Note 1. Description of Business

Halcyon Jets Holdings, Inc. (formerly Greenleaf Forest Products, Inc.) operating through its wholly-owned subsidiary Halcyon Jets, Inc. (“HJI”) (collectively the “Company”) capitalizes on the growing demand for private executive travel and began operations in March 2007. HJI arranges luxury private transportation by connecting travelers with independently owned and operated executive aircraft that are compliant with the minimum requirements of Part 135 of the Federal Aviation Regulations for aircraft maintenance, aircrew training and aircraft operations.

On August 17, 2007, Halcyon Jets Holdings, Inc. consummated a merger (the "Merger") with HJI. Pursuant to the Merger, HJI became a wholly-owned subsidiary of the Company. The operations of the Company are conducted principally through HJI.

As a result of the Merger, the former stockholders of HJI became the controlling stockholders of the Company. Additionally, subsequent to the Merger, the Company discontinued its former business. Accordingly, the transaction was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization of the Company, rather than a business combination. Therefore, the historical financial statements of HJI are the historical financial statements of the Company and historical stockholders' equity of HJI was restated to reflect the recapitalization. Pro forma information has not been presented since the transaction is not a business combination.

Costs incurred by HJI, principally professional fees in connection with the Merger, amounting to $100,000, were charged to operations in August 2007.

Note 2. Basis of Preparation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company began its current operations in late March 2007 and has not as yet attained a level of operations which allows it to meet its current overhead.  The Company does not contemplate attaining profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  The Company is dependent upon obtaining additional financing adequate to fund working capital, infrastructure and significant marketing/investor related expenditures to gain market recognition in order to achieve a level of revenue adequate to support its cost structure, none of which can be assured. While the Company has funded its initial operations with private placements of equity, bridge loans and completed a reverse merger and became a publicly owned entity, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Company is required to charge certain taxes and fees in connection with charter services, principally U.S. federal transportation taxes. These taxes and fees are legal assessments on the customer. As the Company has a legal obligation to act as a collection agent for to these assessments, the Company does not include the related amounts in passenger revenues. The amounts required to be collected are recorded as a liability and the liability is relieved when the payments are made to the federal government.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly liquid debt investments with original maturities of ninety days or less when purchased, which are carried at the lower of cost and fair market value.

Cash and cash equivalents on deposit with financial institutions are insured for up to $100,000 by the FDIC. The Company’s balances in its accounts are in excess of the federally insured limit.

Accounts Receivable

Accounts receivable are non-interest-bearing obligations. Accounts receivable are stated at the amount billed. Generally, customers are required to allow the Company to put a hold on a credit card for the approximate amount of the flight cost and the hold is removed when payment is received or the charge is activated.

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that may not be collected. This estimate is based on management’s assessment of current credit worthiness to determine the portion, if any, of the balance that will not be collected.  As of January 31, 2008, the Company has provided a valuation allowance of $10,000.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

Property and Equipment

Property and equipment consists of leasehold improvements and office equipment and is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets, generally five to seven years.

Advertising and Marketing Expenses

The costs of advertising and marketing expenses are expensed as incurred. Advertising, promotion and marketing expenses were $739,000 for the period from February 1, 2007 (date of inception) through January 31, 2008.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at January 31. 2008 were primarily attributable to net operating loss carry-forwards. Since the Company has only recently begun its operations, a full valuation allowance has been established.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 4,935,000 and warrants 3,165,000) are anti-dilutive.

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

Recently Issued Accounting Pronouncements

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company has considered the SAB 108 to be not material.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value   Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s yearend 2009, although early adoption is permitted. The Company is assessing the potential effect of SFAS 157 on its financial statements.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

FIN 48
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (‘‘FIN 48’’)”. FIN 48 clarifies the accounting for income taxes by prescribing a minimum probability threshold that a tax position must meet before a financial statement benefit is recognized. The minimum threshold is defined in FIN 48 as a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The tax benefit to be recognized is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Note 4. Property and Equipment

Property and equipment consists of:

Furniture and fixtures	$98,359
Computer equipment	152,651
Leasehold improvements	163,153
Web development costs	136,716
550,879
Accumulated depreciation	101,659
$449,220

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

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

Also in March and April 2007, the Company issued 1,020,000 shares of common stock at $.50 per share in connection with a private placement in which the Company received $485,000 of proceeds net of $25,000 of fees. In July 2007, in connection with the Bridge Loan in Note 5 above, the Company issued 750,000 shares as consideration for the loan.

In connection with the Merger described in Note 1, the Company on August 17 and August 22, 2007 issued an aggregate of 49.9 units in a private placement consisting of an aggregate of 4,990,000 shares of common stock and three-year redeemable warrants to purchase 2,495,000 shares of common stock at an exercise price of $1.00 per share, at a purchase price of $100,000 per unit. As part of the private placement, holders of the $1.5 million of outstanding indebtedness of the Company converted the indebtedness to them into 15 units in the private placement. In addition, one of the placement agents received 170,000 warrants to purchase common shares at $1 per share, the value of which approximated $58,000 utilizing the Black-Scholes option valuation model.

During the year ended January 31, 2008, the Company issued 12,500 and 100,000 shares of common stock to an advertising agency and investor relations firm, respectively for services rendered during the period. The fair value of the securities issued in connection with these arrangements ($268,000) was recorded as non cash compensation. As of January 31, 2008, the Company was obligated to issue 18,000 and 15,000 shares of common stock to the above mentioned advertising agency and an employee as a signing bonus.

The liability amounting to $39,000 was included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

Stock Options and Warrants

In August 2007, the Company adopted a Stock Incentive Plan that provides for the grant of up to 5,000,000 shares of common stock and/or options to purchase common stock to directors, employees and consultants. Immediately following the Merger, the Company granted options to purchase an aggregate of 1,700,000, 415,000 and 2,885,000 shares of our common stock at a $1 per share to our directors, employees and consultants, respectively. In October 2007, the Company also granted a consultant a warrant to purchase 500,000 shares of common stock at $.50. The Company recorded non-cash compensation charges for the director and employee grants of $1.2 million as substantially all grants were immediately vested. In connection with the consultant option and warrant grants the Company recorded deferred compensation of $735,000 and non-cash charge of $177,000 for amortization of the deferred compensation during this period.

The fair value of the options and warrants at the date of grant was calculated using the Black-Scholes option valuation model using the assumptions noted in the table below. Due to the Company’s limited history as a public company, the Company has estimated expected volatility based on the historical volatility of certain companies as determined by management. The risk-free rate for the expected term of each option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on the Company’s intent not to issue a dividend under its dividend policy. Due to the Company’s limited operating history, management estimated the term to approximate the contractual term.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

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

A summary of the status of the Company’s options as of January 31, 2008 and changes during the year then ended is presented below:

	Number of Shares	Weighted Average Exercise Price
Granted	5,000,000	$1.00
Expired - forfeitures	(65,000)	1.00
Outstanding at end of year	4,935,000	1.00
Options exercisable at year-end	4,134,583	$1.00
Weighted-average fair value of options granted during the year		$.32

During the year ended January 31, 2008, the fair value of options granted and vested was $2.0 million and $1.4 million, respectfully. As of January 31, 2008, there was approximately $609,000 of unrecognized compensation cost related to 800, 417 non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of years (2.75). The weighted average contractual term of exercisable option outstanding at January 31, 2008 was 9.75 years.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

During the year ended January 31, 2008, issued 3,165,000 warrants, with a weighted- average exercise price of $.92 and a weighted- average contractual life of 2.75 years.

Note 7. Litigation

On or about April 20, 2007, a lawsuit was commenced in the Supreme Court of the State of New York, County of New York, by Blue Star Jets, LLC, against the Company, its President two other employees, all of whom were former employees of Blue Star Jets. The following claims were asserted in the Complaint: (i) breach of fiduciary duty against the individual defendants (ii) misappropriation of trade secrets against the Company and the individual defendants; (iii) conversion against the Company and the individual defendants; (iv) unfair competition against the Company and two of the individual defendants; (v) violation of the Computer Fraud and Abuse Act against the Company and two of the individual defendants; (vi) tortious interference with prospective business relations against the Company and two of the individual defendants; (vii) civil conspiracy against the Company and two of the individual defendants; and (viii) breach of contract against two of the individual defendants.

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

Thereafter, the Company and the individual defendants filed a motion to dismiss the case based on a procedural defect in Blue Star Jets' filing. In response, Blue Star Jets essentially conceded the defect with the complaint and chose to commence a new action with substantially similar allegations and claims against the Company and the individual defendants. In the new action, Blue Star Jets sought monetary damages of approximately $7 million, plus an award for punitive damages, as well as injunctive relief seeking to enjoin the Company from soliciting Blue Star Jets' clients and employees. The Company and the individual defendants answered the complaint on August 24, 2007, and one individual defendant asserted counterclaims against Blue Star Jets relating to his employment with that company.

Pursuant to the terms of our President’s employment agreement with the Company, the Company agreed to indemnify him from, among other things, all liabilities that may arise by virtue of any alleged violation of any agreement he had with Blue Star Jets by virtue of his employment with the Company.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

On July 13, 2007, the Company commenced an action against Blue Star Jets in the Supreme Court of the State of New York, County of New York, asserting claims, among others, for (i) unfair competition and deceptive business practices; (ii) violations of the Lanham Act; (iii) tortious interference; and (iv) conversion, as a result of, among other things, Blue Star Jets establishment of false and misleading web links. In this action, the Company is also seeking injunctive relief to enjoin Blue Star Jets from utilizing misleading web links. On July 31, 2007, the Company and Blue Star Jets entered into a stipulation whereunder each party agreed, among other things, not to use the other party's name "as metatag, header or search term information on any web page or in connection with any advertisement or sponsored link purchased from Google or any other search engine," and not to use "in connection with internet marketing/advertising any web link which displays the [the other party's name] or which is intended to deceive or misdirect [the other party's] customers, or which creates a likelihood of confusion as to the source of the services provided by either the Company or Blue Star." Blue Star Jets' answer to the complaint in this action was served on September 11, 2007.

On November 27, 2007, the Company and Blue Star Jets voluntarily discontinued both of the lawsuits referred to above, without prejudice, and without either party reimbursing the legal fees of the other. Either party could reinstate the litigation but we have received no indication that Blue Star Jets intends to do so.

Except as set forth above, there are no pending or threatened legal proceedings against the Company.  In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings.

Note 8.    Income Taxes

At January 31, 2008, the Company had net operating loss carryforwards for Federal tax purposes of approximately $4.0 million, which are available to offset future taxable income, if any, through 2028. Under Federal Tax Law IRC Section 382, certain significant changes in ownership of the Company, including the reverse merger transaction may restrict the future utilization of these tax loss carryforwards.

At January 31, 2008 the Company had a deferred tax asset of approximately $1.4 million representing the benefit of its net operating loss carryforwards ($877,000) and non-cash compensation ($496,000). The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $1.4 million.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

Note 9. Commitments

The Company leases headquarter and sales facilities in New York and additional sales offices in Boca Raton, Florida and Beverly Hills, California. Minimum annual lease payments are approximately $294,000 for 2009 and $136,000 for 2010 (aggregating $430,000). Rent expense for the year ended January 31, 2008 was $192,000.

Note 10. Restricted Cash

The Company offers a membership card program for clients to purchase credits towards the cost of future air charters, catering and related services. The Company maintains the amounts received related to this program in segregated bank accounts. Amounts on deposit with the Company as of January 31, 2008 amounted to $407,000 was classified as Cash – restricted in the accompanying consolidated balance sheet and the liability related to the unused credits was included in deferred revenues.

In August 2007, the Company entered into a credit card processing agreement. The agreement required the Company to provide a standby letter of credit in the amount of $150,000. To satisfy this obligation the Company opened a line of credit, with the merchant services as the beneficiary in case of default or failure to comply with the credit card processing requirements. In order to fund the line of credit, the Company was required to deposit a compensating balance of $150,000 into a restricted money market account with the financial institution. This compensating balance for the line of credit is included in Cash - restricted on the balance sheet and will be restricted for the initial contract period of one year however it is the intention of the Company to continue the relationship and will maintain both the standby letter of credit and the security deposit, if required.

The Company also maintains a cash reserve with a credit card company to provide a credit line to secure future air charter services from vendors. The cash reserve is adjusted periodically based upon the dollar volume of our future requirements. As of January 31, 2008, the Company had on deposit with the credit card company $534,000 which was classified as Cash – restricted in the accompanying consolidated balance sheet.

Note 11. Related Parties

Two of the Company’s significant shareholders (through a personally owned limited liability company or through an affiliate) are providing personnel to the Company to perform executive, administrative and sales functions. While there is no formal contract, it is the intention of the Company and the service providers to formalize the relationship. The Company paid $429,000 in aggregate to the two shareholders for the year ended January 31, 2008. In August 2007, the Company also issued to the shareholders an aggregate of 1,660,000 options at an exercise price of $1.00 per share which were immediately vested and charged operation in the amount of $564,000 representing the fair value of the options granted.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

The Company’s website was developed, maintained and hosted by a company for which our Chief Financial Officer also serves as the Chief Financial Officer and one of the shareholders’ above also serves as a financial consultant. As of January 31, 2008, the Company incurred approximately $137,000 with the company for development of the Company’s website and other services.

One of the members of the Company’s Board of Directors is a principal of an insurance company that acts as the insurance broker for the Company.

Note 12. Subsequent Events

In February 2008, the Company retained a sales representative company under a five year arrangement. Compensation is based upon a percentage of the gross profits earned by the Company. The agreement provides for performance standards for the sales representative which if not achieved can result in early termination of the agreement. The representative was advanced $195,000, including $60,000 paid prior to January 31, 2008 and classified as Prepaid Expenses in the accompanying consolidated balance sheet. The advances are to be repaid from the representative’s earnings; however, if certain performance levels are achieved within the first fourteen months of the contract, a portion of the advance will be forgiven. In addition, if during the first fourteen months of the contract, the sales representative generates gross profits of $2 million the sales representative will be granted 300,000 options to purchase shares of the Company’s common stock and for each additional $1 million of gross profit (a maximum of $10,000,000) during the period the sales representative will receive 100,000 options.

On April 1, 2008, the Company’s Board of Directors authorized the Company to reduce the option exercise price from $1 to $.38 to officers, directors and key employees who hold 3,715,000 options.