Form 10-Q
period 2008-04-30
Halcyon Jets Holdings, Inc.
filed 2008-06-23
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission file number: 333-137920

HALCYON JETS HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-3547389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

336 West 37th Street New York, NY	10018
(Address of Registrant’s principal executive offices)	(Zip Code)
(212) 616-5387
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

As of June 20, 2008, there were outstanding 25,614,167 Common Shares, $.01 par value per share, of the Registrant.

PART I

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet at April 30, 2008 (unaudited) and January 31, 2008	3

	Condensed Consolidated Statement of Operations for the three months ended April 30, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficiency for the three months ended April 30, 2008 (unaudited)	5

	Condensed Consolidated Statement of Cash Flows for the three months ended April 30, 2008 and 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’ Discussion an Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

	EX-31.1: CERTIFICATION

	EX-31.2: CERTIFICATION

	EX-32.1: CERTIFICATION

	EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

HALCYON JETS HOLDINGS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$409,647	$495,206
Cash - restricted	1,301,778	1,091,081
Accounts receivable	1,817,094	1,395,486
Prepaid expenses	518,317	507,678
Total current assets	4,046,836	3,489,451

PROPERTY AND EQUIPMENT - net	418,549	449,220

SECURITY DEPOSITS	78,698	78,698

TOTAL ASSETS	$4,544,083	$4,017,369

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,975,331	$1,696,527
Accrued excise taxes	122,785	102,793
Deferred revenues	1,323,025	685,897
Total current liabilities	3,421,141	2,485,217

STOCKHOLDERS'S EQUITY
Common stock - $.001 par value, authorized 300,000,000 shares 25,614,167 and 625,647,500 shares issued and outstanding	25,614	25,648
Additional paid in capital	7,845,235	7,608,877
Deferred compensation	(496,825)	(557,600)
Accumulated deficit	(6,251,082)	(5,544,773)
Total stockholders' equity	1,122,942	1,532,152

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,544,083	$4,017,369

See notes to the condensed consolidated financial statements.

HALCYON JETS HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,
	2008	2007
	(unaudited)

Revenues
Passenger	$9,953,035	$360,849
Other	221,298	6,529
Total revenues	10,174,333	367,378

Operating costs and expenses
Charter costs	8,487,893	326,886
Compensation and benefits	1,455,742	173,123
Other operating costs	799,617	90,077
Depreciation and amortization	43,065	4,329
Total operating costs	10,786,317	594,415

Operating loss	(611,984)	(227,037)

Other income/(expenses)
Costs related to abandoned proposed acquisition	101,896
Interest income	(7,571)	-

Net loss	$(706,309)	$(227,037)

Net loss per common share – (basic and diluted)	$(0.03)	$(0.01)

Average number of shares outstanding – (basic and diluted)	25,644,504	19,191,477

See notes to the condensed consolidated financial statements.

HALCYON JETS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

			Additional			Total
	Common Stock		Paid in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance -January 31, 2008	25,647,500	$25,648	$7,608,877	$(557,600)	$(5,544,773)	$1,532,152

Fortfeiture of shares on termination of employement	(33,333)	(34)	34			-

Compensation expense - adjustment of exercise price for employee stock options			236,324			236,324

Amortization of deferred compensation				60,775		60,775

Net loss for the period					(706,309)	(706,309)
Balance -April 30, 2008	25,614,167	$25,614	$7,845,235	$(496,825)	$(6,251,082)	$1,122,942

See notes to the condensed consolidated financial statements.

HALCYON JETS HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended April 30,
	2008	2007
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(706,309)	$(227,037)
Adjustments to rconcile net loss to net cash used in opeating activities:
Depreciation and amortization	43,065	4,329
Non-cash compensation expense	304,659	10,275
(Increase) in operating assets:
(increase) in cash - restricted	(210,697)
(Increase) in receivables	(421,608)	(29,941)
(Increase) in prepaid expenses	(10,639)	(126,505)
(Increase) in security deposits		(37,381)
Increase in operating liabilites:
Incease in payables and accrued expenses	271,244	84,621
Increase in accrued excise taxes	19,992	77,203
Increase in deferred revenues	637,128	24,197
NET CASH USED IN OPERATING ACTIVITIES	(73,165)	(220,239)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(12,394)	(190,076)
NET CASH USED IN INVESTING ACTIVITIES	(12,394)	(190,076)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placements - net	-	484,698
NET CASH PROVIDED FROM FINANCING ACTIVITIES	-	484,698

NET (DECREASE) INCREASE IN CASH	(85,559)	74,383

CASH - BEGINNING OF THE PERIOD	495,206	-
CASH - END OF THE PERIOD	$409,647	$74,383

See notes to the condensed consolidated financial statements.

Halcyon Jets Holdings, Inc.

Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1. Description of Business

Halcyon Jets Holdings, Inc. (formerly Greenleaf Forest Products, Inc.) operating through its wholly-owned subsidiary Halcyon Jets, Inc. (“HJI”) (collectively the “Company”) is a broker of on-demand aircraft services, serving as agent to its customers in arranging for their transportation needs. The Company began its operations in March 2007. HJI does not own or operate the aircraft on which its customers fly. HJI arranges luxury private transportation by connecting travelers with independently owned and operated executive aircraft that are compliant with the minimum requirements of Part 135 of the Federal Aviation Regulations for aircraft maintenance, aircrew training and aircraft operations.

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

The Company’s operations providing flight arrangements which originate both domestically and internationally, as well as, flights which operate entirely internationally although such flights have not been material to date. The Company is centrally managed and the chief operating decision makers, the chief executive and other officers, use consolidated and other financial information supplemented by sales information by office for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment.

Note 2. Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company began its current operations in late March 2007 and has not as yet attained a level of operations which allows it to meet its current overhead.  The Company does not contemplate attaining profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  The Company is dependent upon obtaining additional financing adequate to fund working capital, infrastructure and significant marketing/investor related expenditures to gain market recognition in order to achieve a level of revenue adequate to support its cost structure, none of which can be assured. While the Company has funded its initial operations with private placements of equity, bridge loans and completed a reverse merger and became a publicly owned entity, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accompanying interim condensed consolidated financial statements of the Company are unaudited, but in the opinion of management, reflect all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim period. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period which could be further impacted by seasonal demands of travelers. These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended January 31, 2008 filed with the Securities and Exchange Commission on Form 10-KSB on May 15,2008.

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that may not be collected. This estimate is based on management’s assessment of current credit worthiness to determine the portion, if any, of the balance that will not be collected.  As of April 30, 2008, the Company has provided a valuation allowance of $35,000.

Property and Equipment

Property and equipment consists of leasehold improvements, office equipment and web cost development costs and is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets, generally three to seven years.

Advertising and Marketing Expenses

The costs of advertising and marketing expenses are expensed as incurred. Advertising, promotion and marketing expenses were $280,000 and $19,000 for the months ended April 30, 2008 and 2007, respectively.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax were primarily attributable to net operating loss carry-forwards. Since the Company has only recently begun its operations, a full valuation allowance has been established.

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 4,925,000 and warrants 3,165,000) are anti-dilutive.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (‘‘SFAS 141(R)’’), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will impact the Company’s financial statements only in the event of such a business combination after this date.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (‘‘SFAS 160’’), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes SFAS 160 will have no impact on the financial statements of the Company once adopted.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Based upon the Company’s current operations, management believes SFAS 161 will have no impact on the financial statements of the Company once adopted.

Note 4. Restricted Cash

The Company offers a membership card program for clients to purchase credits towards the cost of future air charters, catering and related services. The Company maintains the amounts received related to this program in segregated bank accounts. Amounts on deposit with the Company as of April 30, 2008 amounted to $873,000 and was classified as Cash – restricted in the accompanying consolidated balance sheet and the liability related to the unused credits was included in deferred revenues.

In August 2007, the Company entered into a credit card processing agreement. The agreement required the Company to provide a standby letter of credit in the amount of $150,000. To satisfy this obligation the Company opened a line of credit, with the merchant services as the beneficiary in case of default or failure to comply with the credit card processing requirements. In order to fund the line of credit, the Company was required to deposit a compensating balance of $150,000 into a restricted money market account with the financial institution. This compensating balance for the line of credit including interest of $4000 is included in Cash – restricted on the balance sheet and will be restricted for the initial contract period of one year however it is the intention of the Company to continue the relationship and will maintain both the standby letter of credit and the security deposit, if required.

The Company also maintains a cash reserve with a credit card company to provide a credit line to secure future air charter services from vendors. The cash reserve is adjusted periodically based upon the dollar volume of our future requirements. As of April 30, 2008, the Company had on deposit with the credit card company $275,000 which was classified as Cash - restricted in the accompanying consolidated balance sheet.

Note 5. Prepaid Expenses

In February and May 2008, the Company retained two sales representative companies under five year arrangements. Compensation is based upon a percentage of the gross profits earned by the Company. The agreements provide for performance standards for the sales representatives which if not achieved can result in early termination of the agreement. The representatives were advanced $195,000 which is classified as Prepaid Expenses in the accompanying consolidated balance sheet. The advances are to be repaid from the representatives’ earnings; however, if certain performance levels are achieved within the first fourteen months of the contract, a portion of the advance will be forgiven. In addition, if during the first fourteen months of the contract, the sales representatives generate gross profits of $2 million the sales representative will be granted 300,000 options to purchase shares of the Company’s common stock and for each additional $1 million of gross profit (a maximum of $10,000,000) during the period, the sales representatives will receive 100,000 options.

Note 6. Property and Equipment

Property and equipment consists of:

Furniture and fixtures	$98,000
Computer equipment	159,000
Leasehold improvements	167,000
Web development costs	137,000
561,000
Accumulated depreciation	142,000
$419,000

Note 7. Stock Options

On April 1, 2008, the Company’s Board of Directors authorized the Company to reduce the option exercise price from $1 to $.38 to officers, directors and key employees who hold 3,715,000 options. In connection with the adjustment of the exercise price, the Company recorded a non-cash compensation charge of $234,000 as substantially all grants were vested. The charge was calculated based upon the difference in the fair value of the options before and after the adjustment using the Black-Scholes option valuation model.

Note 8. Litigation

On or about April 20, 2007, a lawsuit was commenced in the Supreme Court of the State of New York, County of New York, by Blue Star Jets, LLC, against the Company, its President two other employees, all of whom were former employees of Blue Star Jets. The following claims were asserted in the Complaint: (i) breach of fiduciary duty against the individual defendants (ii) misappropriation of trade secrets against the Company and the individual defendants; (iii) conversion against the Company and the individual defendants; (iv) unfair competition against the Company and two of the individual defendants; (v) violation of the Computer Fraud and Abuse Act against the Company and two of the individual defendants; (vi) tortious interference with prospective business relations against the Company and two of the individual defendants; (vii) civil conspiracy against the Company and two of the individual defendants; and (viii) breach of contract against two of the individual defendants..

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

Note 9.    Income Taxes

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

 Note 10. Related Parties

Two of the Company’s significant shareholders (through a personally owned limited liability company or through an affiliate) are providing personnel to the Company to perform executive, administrative and sales functions. In May 2008 one of the entities entered into a contract for a 2 year term which provides for base annual compensation of $300,000 and reimbursement of expenses, among other matters. The shareholder also received warrants to purchase one million shares of common stock at an exercise price of $.38 per share which vest 50% on commencement of the agreement and 50% after one year. While there is no formal contract with the other entity, it is the intention of the Company and the service provider to formalize the relationship. The Company paid $137,000 in aggregate to the two shareholders for services rendered during the quarter ended April 30, 2008.

The Company’s website was developed, maintained and hosted by a company for which our Chief Financial Officer also serves as the Chief Financial Officer and one of the shareholders above also serves as a financial consultant. As of April 30, 2008, the Company incurred approximately $152,000 with the company for development of the Company’s website and other services.

One of the members of the Company’s Board of Directors is a principal of an insurance company that acts as the insurance broker for the Company.

Note 11. Subsequent Events

On June 2, 2008, the Company loaned $150,000 to another company in the private jet brokerage business. The amount is due August 29, 2008 with interest at 12% per annum. As collateral, the Company was assigned all private aviation flights arranged by the broker and is to retain the entire gross margin from these flights in satisfaction of the indebtedness as well as certain other assets.  In addition the owners of the brokers have guaranteed payment and performance.

Effective May 29, 2008, the Board of Directors appointed Mitchell Blatt as the Company’s Chairman of the Board and Chief Executive Officer and, in connection with his appointment, entered into a two-year employment agreement. The employment agreement with Mr. Blatt provides for an annual base salary of $300,000 and a bonus in the discretion of the Board of Directors. Mr. Blatt was also granted warrants to purchase one million shares of common stock at an exercise price of $.38 per share. Warrants for 500,000 shares are currently exercisable and the balance become exercisable, provided Mr. Blatt remains our employee, on May 29, 2009. In the event of a change of control of the company while Mr. Blatt is subject to his employment agreement, he will be entitled to a bonus equal to two times his base salary at the time. The employment agreement includes provisions with respect to termination for cause, indemnification, confidentiality, restrictions on post-termination competitive employment, non-solicitation and non-disparagement.

In May 2008, the Company entered into a letter of intent, subject to due diligence, to acquire a majority interest in A List Jets, a private aviation company that specializes in the celebrity segment of the private on-demand air travel marketplace.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION AND CERTAIN CAUTIONARY STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘‘Risk Factors’’ and elsewhere in our annual report on Form 10-KSB, filed on May 15, 2008 with the SEC.

OVERVIEW

Our discussion and analysis of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

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

Due to our limited history as a public company, we have estimated expected volatility based on the historical volatility of certain companies as determined by management. The risk-free rate for the expected term of each option is based on the U.S. Treasury yield curve in effect at the time of grant. The dividend yield assumption is based on our intent not to issue a dividend as a dividend policy. Due to our limited operating history, management estimated the term to equal the contractual term or a maximum of five years.

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

Results of Operations

Comparison of the three months ended April 30, 2008 and April 30, 2007

The following table sets forth our results of operations for the three months ended April 30, 2008 and 2007 expressed as a percentage of total revenues:

	Three Months Ended April 30,
	2008	2007
	(unaudited)

Revenues	100.0%	100.0%

Operating Costs and Expenses
Charter costs	83.4	89.0
Compensation and benefits	14.3	47.1
Other operating costs	7.9	24.5
Depreciation and amortization	0.4	1.2
	106.0	161.8

Operating loss	(6.0)	(61.8)

Other expenses - net	0.9	–

Net loss	(6.9% )	(61.8% )

Our operations began in the last week of March 2007 and, accordingly, since inception our operations consisted principally of developing a business plan; seeking capital; establishing headquarters in New York, as well as additional offices in Boca Rotan, FL and Beverly Hills, CA; and recruiting staff and other representation. Revenues were the result of  341and 17 trips in the three month period ended April 30, 2008 and 2007, respectively. The operating margin during the 2008 period improved to 16.6 % from 11 % from the year earlier period. However, these margins reflect our start-up stage and the competitive methods it has taken to enter into this market. Compensation and benefits expense includes a non-cash charge of $305,000 in the 2008 period principally resulting from the reduction in the option exercise price of option previous granted to employees and consultants. However, it is also anticipated that our operating costs and expenses will continue to increase to support a higher level of revenues but should continue to decline as a percentage of revenues. Increased costs will be attributable to increased head counts, principally sales personnel and support staff for our multi-office infrastructure and increased marketing expenditures to promote our services. In addition, as a public reporting entity, compliance with Securities and Exchange Commission regulations will increase general and administrative costs substantially.

Our operating loss for the three months ended April 30, 2008 was $612,000 as compared to $227,000 in the 2007 period however as a percent of revenues the operating loss declined to 6.0% from 61.8% in the prior year period which was principally the result of the $9.8 million increase in revenues and the increase in the operating margin of 5.5%.

During the three months 2008 “other expenses, net” included costs totaling $102,000 related to an abandoned proposed acquisition. A strategic initiative of the Company is to acquire profitable competitors to expand operations, expand the size of high-end clientele and gain access to an ever larger pool of private aircraft.

Net loss for the three months ended April 30, 2008 increased from $227,000 in the 2007 period to $706,000 in the current three month period but declined to 6.9 % of revenues as compared to 61.8% which was principally the result the of the $9.8 million increase in revenues and the increase in the operating margin of 5.5%.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Liquidity and Capital Resources

Our operations began in March 2007, and have not as yet attained a level of operations which allows us to meet our current overhead. We do not contemplate attaining profitable operations within our first few operating cycles, nor is there any assurance that such an operating level can ever be achieved. We will be dependent upon obtaining additional financing in order to adequately fund working capital, infrastructure expenses and significant marketing/investor related expenditures to gain market recognition, so that we can achieve a level of revenue adequate to support our cost structure, none of which can be assured. While we have funded our initial operations with private placements of equity and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us. These factors raise substantial doubt about our ability to continue as a going concern and the accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

As of April 30, 2008, our cash balance was $410,000 versus our January 31, 2008 year end balance of $495,000.

Cash Flow Used in Operating Activities: Our principal operating source of cash is revenues from our flight arrangements. During the three months ended April 30, 2008 our cash usage in operating activities declined to $73,000 from $220,000 in the prior year quarter. During the 2008 period our operating use of cash was to fund the net loss of $358,000, after reduction for non-cash charges of $348,000 and the buildup of net working capital items by $285,000, excluding cash. Halcyon’s first quarter of operations in 2007resulted in negative cash flows of $220,000, which was the result of a net loss of $212,000, after reduction for non-cash charges and the buildup of net working capital items by $8,000, excluding cash.

Cash Flow Used in Investing Activities: In the three month period ended April 30, 2008 and 2007, the Company used cash to acquire property and equipment of $12,000 and $190,000, respectively.

Cash Flow from Financing Activities: The Company’s initial funding was derived from equity investors ($485,000, net of expenses) during the first quarter of operations in 2007.

Commitments and Contingencies

We entered into employment agreements with our President and Chief Operating Officer. The initial term of the agreement is three years, with automatic one-year renewals following this three-year period. Pursuant to the agreement, he was to receive an annual base salary of $500,000, $525,000 and $550,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount of their third year’s salary) for all future years of employment. Pursuant to an amendment to his agreement in December, 2007, his base salary was reduced to $350,000 per year. If his employment is terminated without cause or if either resigns for good reason, we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for one year (or for the remainder of the term, if longer than one year).

Shortly after our engagement of our President, Blue Star Jets, our competitor and our President's former employer, filed a lawsuit against us. See Item 3 “Legal Proceedings” for a description of the current status of this litigation. His employment agreement provides for advancement and indemnification of costs and expenses in connection with litigation related to his former employment.

During 2008,we entered into 2 other agreements with our Chairman and CEO and a consultant which require annual payments for services of $300,000 each for a term of 2 years and which also provide for other benefits including options for one million shares each.

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

In February and May 2008, we retained 2 sales representative companies under five year arrangements. Compensation is based upon a percentage of the gross profits earned by us. The agreements provides for performance standards for the sales representatives which if not achieved can result in early termination of the agreement. The sales representatives were advanced $195,000. The advances are to be repaid from the representatives earnings; however, if certain performance levels are achieved within the first fourteen months of the contract, a portion of the advance will be forgiven. In addition, if during the first fourteen months of the contract, the sales representative generates gross profits of $2 million the sales representative will be granted 300,000 options to purchase shares of the Company’s common stock and for each additional $1 million of gross profit (a maximum of $10,000,000) during the period the sales representative will receive 100,000 options.

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (‘‘SFAS 141(R)’’), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will impact the Company’s financial statements only in the event of such a business combination after this date.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (‘‘SFAS 160’’), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes SFAS 160 will have no impact on the financial statements of the Company once adopted.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Based upon the Company’s current operations, management believes SFAS 161 will have no impact on the financial statements of the Company once adopted.

Item 3.    QUALITITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Item 4.    CONTROLS AND PROCEDURES

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

As of April 30, 2008, the management of the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2008, because of the material weakness described below.

The Company’s management performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to all the balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

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

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2008, based on the criteria in Internal Control-Integrated Framework issued by COSO.

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

PART II — OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

On or about April 20, 2007, a lawsuit was commenced in the Supreme Court of the State of New York, County of New York, by Blue Star Jets, LLC, against us, our President and two other employees, all of whom were former employees of Blue Star Jets. The following claims were asserted in the Complaint: (i) breach of fiduciary duty against the individual defendants (ii) misappropriation of trade secrets against us and the individual defendants; (iii) conversion against us and the individual defendants; (iv) unfair competition against us and two of the individual defendants; (v) violation of the Computer Fraud and Abuse Act against us and two of the individual defendants; (vi) tortious interference with prospective business relations against us and two of the individual defendants; (vii) civil conspiracy against us and two of the individual defendants; and (viii) breach of contract against two of the individual defendants..

Pursuant to the terms of our President’s employment agreement with us, we agreed to indemnify him from, among other things, all liabilities that may arise by virtue of any alleged violation of any agreement he had with Blue Star Jets by virtue of his employment.

On July 13, 2007, we commenced an action against Blue Star Jets in the Supreme Court of the State of New York, County of New York, asserting claims, among others, for (i) unfair competition and deceptive business practices; (ii) violations of the Lanham Act; (iii) tortious interference; and (iv) conversion, as a result of, among other things, Blue Star Jets establishment of false and misleading web links. In this action, we are also seeking injunctive relief to enjoin Blue Star Jets from utilizing misleading web links. On July 31, 2007, Blue Star Jets and the Company entered into a stipulation whereunder each party agreed, among other things, not to use the other party's name "as metatag, header or search term information on any web page or in connection with any advertisement or sponsored link purchased from Google or any other search engine," and not to use "in connection with internet marketing/advertising any web link which displays the [the other party's name] or which is intended to deceive or misdirect [the other party's] customers, or which creates a likelihood of confusion as to the source of the services provided by either we or Blue Star." Blue Star Jets' answer to the complaint in this action was served on September 11, 2007.

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

Item 1A.    RISK FACTORS

There have been no significant changes in the risk factors since those disclosed in our Form 10-KSB (File No. 333-137920) filed with the Securities and Exchange Commission on April 15, 2008.

Item 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

Item 5.    OTHER INFORMATION
The Company has no other information to report, which might otherwise be reported under Form 8-K.

ITEM 6.     EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALCYON JETS HOLDINGS, INC.

Date: June 23, 2008	/s/ Mitchell Blatt
Mitchell Blatt Chairman and Chief Executive Officer (Principal Executive Officer)

Date: June 23, 2008	/s/ Jan E. Chason
Jan E. Chason CFO and Treasurer (Principal Financial and Accounting Officer)