Form 10-Q
period 2008-07-31
Halcyon Jets Holdings, Inc.
filed 2008-09-11
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of September 11, 2008, there were outstanding 25,646,667 Common Shares, $.01 par value per share, of the Registrant.

PART I

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet at July 31, 2008 (unaudited) and January 31, 2008	3

	Condensed Consolidated Statement of Operations for the three and six months ended July 31, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Deficiency for the six months ended July 31, 2008 (unaudited)	5

	Condensed Consolidated Statement of Cash Flows for the six months ended July 31, 2008 and 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’ Discussion an Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

	EX-31.1: CERTIFICATION

	EX-31.2: CERTIFICATION

	EX-32.1: CERTIFICATION

	EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

HALCYON JETS HOLDINGS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	January 31,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$1,120,358	$495,206
Cash - restricted	1,632,696	1,091,081
Accounts receivable – net of allowances of $104,000 and $35,000	1,916,693	1,395,486
Prepaid expenses and other current assets	800,926	507,678
Total current assets	5,470,673	3,489,451

PROPERTY AND EQUIPMENT - net	405,615	449,220

SECURITY DEPOSITS	78,698	78,698

TOTAL ASSETS	$5,954,986	$4,017,369

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,305,909	$1,696,527
Accrued excise taxes	165,135	102,793
Deferred revenues	2,037,537	685,897
Total current liabilities	5,508,581	2,485,217

STOCKHOLDERS'S EQUITY
Common stock - $.001 par value, authorized 300,000,000 shares 25,646,667 and 25,647,500 shares issued and outstanding	25,647	25,648
Additional paid in capital	8,322,922	7,608,877
Deferred compensation	(448,825)	(557,600)
Accumulated deficit	(7,453,339)	(5,544,773)
Total stockholders' equity	446,405	1,532,152

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,954,986	$4,017,369

See notes to the condensed consolidated financial statements.

HALCYON JETS HOLDINGS, INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007

REVENUES
Passenger	$13,630,351	$1,418,704	$23,583,386	$1,779,553
Other	255,466	26,573	476,764	33,102
Total revenues	13,885,817	1,445,277	24,060,150	1,812,655

OPERATING COSTS AND EXPENSES
Charter costs	11,373,697	1,286,900	19,861,590	1,613,786
Compensation and benefits	2,223,921	579,762	3,647,663	752,885
Other operating costs	1,158,122	397,743	1,957,739	487,820
Termination benefits	300,000		332,000
Depreciation and amortization	42,535	26,752	85,600	31,081
Total operating costs	15,098,275	2,291,157	25,884,592	2,885,572

Operating loss	(1,212,458)	(845,880)	(1,824,442)	(1,072,917)

Other income/(expenses)
Interest income	10,201	1,842	17,772	1,842
Costs related to abandoned acquisition	-		(101,896)
Amortization of loan discount	-	(281,250)	-	(281,250)

Net loss	$(1,202,257)	$(1,125,288)	$(1,908,566)	$(1,352,325)

Net loss per common share	$(0.05)	$(0.06)	$(0.07)	$(0.10)

Average number of shares outstanding	25,618,759	20,390,109	25,631,418	13,170,917

See notes to the consolidated financial statements.

HALCYON JETS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)

			Additional			Total
	Common Stock		Paid in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance -January 31, 2008	25,647,500	$25,648	$7,608,877	$(557,600)	$(5,544,773)	$1,532,152

Forfeiture of shares on termination of employment	(33,333)	(34)	34			-

Issuance of common shares in connection with:
Advertising representation agreement	17500	18	23,473			23,491
Employment agreement	15,000	15	22,485			22,500

Compensation expense:
Employee stock options			12,750			12,750
Adjustment of exercise price for employee stock options			239,053			239,053
Issuance of warrants to Officers			416,250			416,250

Amortization of deferred compensation				108,775		108,775

Net loss for the period					(1,908,566)	(1,908,566)
Balance -July 31, 2008	25,646,667	$25,647	$8,322,922	$(448,825)	$(7,453,339)	$446,405

See notes to the condensed consolidated financial statements.

HALCYON JETS HOLDINGS, INC

STATEMENT OF CASH FLOWS

(unaudited)

	Six Months Ended
	July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,908,566)	$(1,352,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,600	31,081
Amortization of loan discount		281,250
Non-cash compensation expense	822,819	22,275
(Increase) in operating assets:
(Increase) in cash - restricted	(541,615)
(Increase) in receivables	(521,207)	(396,616)
(Increase) in prepaid expenses	(293,248)	(389,929)
(Increase) in security deposits		(228,198)
Increase in operating liabilities:
Increase in payables and accrued expenses	1,609,382	471,283
Increase in accrued excise taxes	62,342	111,995
Increase in deferred revenues	1,351,640	39,080
NET CASH PROVIDED FROM/ (USED IN) OPERATING ACTIVITIES	667,147	(1,410,104)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(41,995)	(420,652)
NET CASH USED IN INVESTING ACTIVITIES	(41,995)	(420,652)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bridge loans		1,500,000
Proceeds from private placements - net	-	484,698
NET CASH PROVIDED FROM FINANCING ACTIVITIES	-	1,984,698

NET INCREASE IN CASH	625,152	153,942

CASH - BEGINNING OF THE PERIOD	495,206	-
CASH - END OF THE PERIOD	$1,120,358	$153,942

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

On August 17, 2007, a subsidiary of Halcyon Jets Holdings, Inc. consummated a merger (the "Merger") with HJI. Pursuant to the Merger, HJI became a wholly-owned subsidiary of the Company. As a result of the Merger, the former stockholders of HJI became the controlling stockholders of the Company. Additionally, subsequent to the Merger, the Company discontinued its former business. Accordingly, the transaction was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization of the Company, rather than a business combination. Therefore, the historical financial statements of HJI are the historical financial statements of the Company and historical stockholders' equity of HJI was restated to reflect the recapitalization. Pro forma information has not been presented since the transaction is not a business combination.

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

Note 2. Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company began its current operations in late March 2007 and has not as yet attained a level of operations which allows it to meet its current overhead.  The Company does not contemplate attaining profitable operations within its first few business operating cycles, nor is there any assurance that such an operating level can ever be achieved.  The Company is dependent upon obtaining additional financing adequate to fund working capital, infrastructure and significant marketing/investor related expenditures to gain market recognition in order to achieve a level of revenue adequate to support its cost structure, none of which can be assured. While the Company has funded its initial operations with private placements of equity, bridge loans and completed a reverse merger to become a publicly owned entity, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

The Company is required to charge certain taxes and fees in connection with charter services, principally U.S. federal transportation taxes. These taxes and fees are legal assessments on the customer. As the Company has a legal obligation to act as a collection agent for these assessments, the Company does not include the related amounts in passenger revenues. The amounts required to be collected are recorded as a liability and the liability is relieved when the payments are made to the federal government.

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

Advertising and Marketing Expenses

The costs of advertising and marketing expenses are expensed as incurred. Advertising, promotion and marketing expenses were $210,000 and $52,000 for the three months ended July 31, 2008 and 2007, respectively, and $489,000 and $71,000 for the six months ended July 31, 2008 and 2007, respectively.

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

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options - 4,890,000 and warrants - 4,665,000) are anti-dilutive.

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

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (‘‘SFAS 141(R)’’), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquire; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will impact the Company’s financial statements only in the event of such a business combination after this date.

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

Note 4.  Restricted Cash

The Company offers a membership card program for clients to purchase credits towards the cost of future air charters, catering and related services. The Company maintains the amounts received related to this program in segregated bank accounts. Amounts on deposit with the Company as of July 31, 2008 amounted to $1,278,000 and was classified as Cash – restricted in the accompanying consolidated balance sheet and the liability related to the unused credits was included in deferred revenues.

In August 2007, the Company entered into a credit card processing agreement. The agreement, as amended in July 2008, requires the Company to provide a standby letter of credit in the amount of $75,000. To satisfy this obligation the Company opened a line of credit, with the merchant services as the beneficiary in case of default or failure to comply with the credit card processing requirements. In order to fund the line of credit, the Company was required to deposit a compensating balance of $75,000 into a restricted money market account with the financial institution. This compensating balance for the line of credit is included in Cash - restricted on the balance sheet and will be restricted for the contract period of one year; however it is the intention of the Company to continue the relationship and will maintain both the standby letter of credit and the security deposit, if required.

The Company also maintains a cash reserve with a credit card company to provide a credit line to secure future air charter services from vendors. The cash reserve is adjusted periodically based upon the dollar volume of our future requirements. As of July 31, 2008, the Company had on deposit with the credit card company $280,000 which was classified as Cash - restricted in the accompanying consolidated balance sheet.

Note 5. Prepaid Expenses and other current assets

Prepaid expenses and other current assets consist of:

Commissions	$254,000
Flight costs	210,000
Notes receivable	150,000
Promotions	104,000
Other	83,000
$801,000

In February and May 2008, the Company retained two sales representative companies under five year arrangements. Compensation is based upon a percentage of the gross profits earned by the Company. The agreements provide for performance standards for the sales representatives which if not achieved can result in early termination of the agreement. The representatives were advanced $195,000 which, net of $1,800 received as repayments is classified as Prepaid Expenses and other current assets in the accompanying consolidated balance sheet. The advances are to be repaid from the representatives’ earnings; however, if certain performance levels are achieved within the first fourteen months of the contract, a portion of the advance will be forgiven. In addition, if during the first fourteen months of the contract, the sales representatives generate gross profits of $2 million the sales representative will be granted 300,000 options to purchase shares of the Company’s common stock and for each additional $1 million of gross profit (a maximum of $10,000,000) during the period, the sales representatives will receive 100,000 options.

Note 6. Property and Equipment

Property and equipment consists of:

Furniture and fixtures	$107,000
Computer equipment	163,000
Leasehold improvements	144,000
Web development costs	142,000
556,000
Accumulated depreciation	150,000
$406,000

Note 7. Stock Options

On April 1, 2008, the Company’s Board of Directors authorized the Company to reduce the option exercise price from $1 to $.38 to officers, directors and key employees who hold 3,715,000 options. In connection with the adjustment of the exercise price, the Company recorded a non-cash compensation charge of $3,000 and $236,000 for the three and six months ended July 31, 2008, respectively. The options were substantially all vested at the time of the adjustment. These charges were calculated based upon the difference in the fair value of the options before and after the adjustment using the Black-Scholes option valuation model.

In addition, in connection with the issuance of warrants to the Company’s Chief Executive Officers during the second quarter, the Company recorded a non-cash charge of $416,000. (See Note 9 and Note 10.)

Note 8. Income Taxes

At January 31, 2008, the Company had net operating loss carry forwards for Federal tax purposes of approximately $4.0 million, which are available to offset future taxable income, if any, through 2028. Under Federal Tax Law IRC Section 382, certain significant changes in ownership of the Company, including the reverse merger transaction, may restrict the future utilization of these tax loss carry forwards.

At January 31, 2008 the Company had a deferred tax asset of approximately $1.4 million representing the benefit of its net operating loss carry forwards ($877,000) and non-cash compensation ($496,000). The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance of approximately $1.4 million.

Note 9. Related Parties

Two of the Company’s significant shareholders (through a personally owned limited liability company or through an affiliate) are providing personnel to the Company to perform the Chief Executive Officer and an executive sales function. In May 2008 one of the entities entered into a contract for a 2 year term which provides for base annual compensation of $300,000 and reimbursement of expenses, among other matters. The shareholder also received warrants to purchase one million shares of common stock at an exercise price of $.38 per share which vest 50% on commencement of the agreement and 50% after one year. While there is no formal contract with the other entity, it is the intention of the Company and the service provider to formalize the relationship. The Company paid $183, 000 and $349,000 in aggregate to the two shareholders for services rendered during the three and six months ended July 31, 2008, respectively and $127,000 and $170,000 in aggregate for the the three and six months ended July 31, 2007, respectively.

The Company’s website was developed, maintained and hosted by a company for which our Chief Financial Officer also served as the Chief Financial Officer until September 8, 2008 and one of the shareholders above also served as a financial consultant. As of July 31, 2008 the Company incurred approximately $155,000 with the company for development of the Company’s website and other services. The Company discontinued utilizing the services of the related party in July 2008.

One of the members of the Company’s Board of Directors is a principal of a company that serves as the insurance broker for the Company.

Note 10. Subsequent Events and Other Matters

In August 2008, the Company borrowed $500,000, repayable in two installments of $250,000 on January 2, 2009 and March 2, 2009. The obligation is convertible into common stock at $.20 per share at the option of the lender and in lieu of interest the lender received a warrant to purchase 250,000 shares of common stock at $.10 per share.

Effective August 12, 2008, our former Chairman and Chief Executive Officer, Mitchell Blatt, resigned these positions and as a result the Board of Directors appointed Gregory D. Cohen as the Chief Executive Officer and Craig Spitzer as Chairman of the Board. In connection with the resignation, the Company agreed to terminate the former CEO’s existing employment agreement and continue his base salary as severance through July 31, 2009, which was accrued as of July 31, 2008 and included in accounts payable and accrued expenses. Mr. Blatt had been granted warrants to purchase 1,000,000 of our common stock in May 2008 and will retain only the 500,000 warrants that were vested and forfeit the unvested portion of the warrant issuance. The Company is negotiating the terms of an employment agreement with Mr. Cohen.

On June 2, 2008, the Company loaned $150,000 to another company in the private jet brokerage business. The amount which is included in Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet was due August 29, 2008 with interest at 12% per annum. As collateral, the Company was assigned all private aviation flights arranged by the broker and is to retain the entire gross margin from these flights in satisfaction of the indebtedness as well as certain other assets.  In addition the owners of the brokers have guaranteed payment and performance. The Company has collected $22,000 through the assignment of flights. Since the Company had not collected the balance by the due date, in September 2008, the Company commenced legal proceedings to collect on the defaulted promissory note and the guarantees therewith.

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

We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout management's discussion and analysis or plan of operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies see Note 2 to the consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations

Comparison of the three months ended July 31, 2008 and 2007

The following table sets forth our results of operations for the three months ended July 31, 2008 and 2007 expressed as a percentage of revenues:

	Three Months Ended July 31,
	2008	2007

Revenues	100.0%	100.0%

Operating Costs and Expenses
Charter costs	81.9	89.0
Compensation and benefits	16.0	40.1
Other operating costs	10,5	27.5
Depreciation and amortization	.3	1.9
	108.7	158.5

Operating loss	(8.7)	(58.5)

Other expenses - net	-	(19,2)

Net loss	(8.7)%	(77.9)%

Our operations began in the last week of March 2007 and, accordingly, since inception our operations prior to the current quarter consisted principally of developing a business plan; seeking capital; establishing headquarters in New York, as well as additional offices in Boca Rotan, FL and Beverly Hills, CA; and recruiting staff and other representation. Revenues were the result of 454 and 70 trips in the three month period ended July 31, 2008 and 2007, respectively. The operating margin during the 2008 period improved to 18.1 % from 11 % from the year earlier period. The improved margins reflect the Company’s progress implementing its Halycon-Concierged ™ services which allows the Company  to improve margins as compared to those achieved during the start-up stage. Compensation and benefits expense includes non-cash charges aggregating $518,000, in the 2008 period, principally related to warrants issued to the two principal officers during the current quarter. While operating costs other than charter have declined as a percentage of net revenues, it is anticipated that these costs and expenses will continue to increase to support higher levels of revenues. Increased costs will be attributable to increased sales personnel (principally independent contractors) and support staff for our multi-office infrastructure and increased marketing and entertainment expenditures to promote our services. In addition, as a public reporting entity, compliance with Securities and Exchange Commission regulations continue to be a significant cost to the Company,

Our operating loss for the three months ended July 31, 2008 was $1.2 million as compared to $846,000 in the 2007 period however as a percent of revenues the operating loss declined to 8.7% from 58.5% in the prior year period which was principally the result of the $12.4 million increase in total revenues and the increase in the operating margin to 18.1% from 11.0% in the prior year period or an increase of 64.6%. The operating loss for the period was materially impacted by the non-cash compensation charge of $518,000 discussed above and provisions for employee termination benefits of $300,000 and the loss from operations exclusive of these charges in both periods would have declined from $796,000 in the 2007 period to $352,000 in the current period, a decrease of 56%.

During the three months 2007 “other expenses, net” includes costs aggregating $281,000 related to amortization of the imputed discount on a bridge loan which was converted to equity in a subsequent period. There was no similar item in the current period.

Net loss for the three months ended July 31, 2008 increased from $1.1 million in the 2007 period to $1.2 million in the current three month period but declined to 8.7 % of total revenues as compared to 77.9 % which was the result the matters discussed above.

Comparison of the six months ended July 31, 2008 and 2007

The following table sets forth our results of operations for the six months ended July 31, 2008 and 2007 expressed as a percentage of revenues:

	Six Months Ended July 31,
	2008	2007

Revenues	100.0%	100.0%

Operating Costs and Expenses
Charter costs	82.5	89.0
Compensation and benefits	15.2	41.5
Other operating costs	9.5	26.9
Depreciation and amortization	.4	1.7
	107,6	159.2

Operating loss	(7.6)	(59.2)

Other expenses - net	(.3)	(15.4)

Net loss	(7.9)%	(74.6)%

Our operations began in the last week of March 2007 and, accordingly, since inception our operations prior to the current quarter consisted principally of developing a business plan; seeking capital; establishing headquarters in New York, as well as additional offices in Boca Rotan, FL and Beverly Hills, CA; and recruiting staff and other representation. Revenues were the result of 796 and 87 trips in the six month periods ended July 31, 2008 and 2007, respectively. The operating margin during the 2008 period improved to 17.5 % from 11 % from the year earlier period. The improved margins reflect the Company’s progress implementing its Halcyon-Concierged ™ services which allows the Company to improve margins as compared to those achieved during the start-up stage. Compensation and benefits expense includes non-cash charges aggregating $823,000, in the 2008 period, as a result of the reduction in the option exercise price of options granted to employees and consultants in a prior period and for warrants issued to the two principal officers during the current quarter. While operating costs other than charter have declined as a percentage of net revenues, it is anticipated that these costs and expenses will continue to increase to support higher levels of revenues. Increased costs will be attributable to increased sales personnel (principally independent contractors) and support staff for our multi-office infrastructure and increased marketing and entertainment expenditures to promote our services. In addition, as a public reporting entity, compliance with Securities and Exchange Commission regulations continue to be a significant cost to the Company.

Our operating loss for the six months ended July 31, 2008 was $1.8 million as compared to $1.1 million in the 2007 period however as a percent of revenues the operating loss declined to 7.6% from 59.2% in the prior year period which was principally the result of the $22.2 million increase in total revenues and the increase in the operating margin to 17.5% from 11.0% in the prior year period or an increase of 60.0%. The operating loss for the period was materially impacted by the non-cash compensation charge of $823,000 discussed above and provisions for employee termination benefits of $332,000 and the loss from operations exclusive of these charges in both periods would have declined from $1.1 million in the 2007 period to $669,000 in the current period.

During the six months ended July 31, 008 “other expenses, net” includes costs aggregating $102,000 related to an abandoned proposed acquisition. A strategic initiative of the Company is to acquire profitable competitors to expand operations, expand the size of high-end clientele and gain access to an ever larger pool of private aircraft and is net of the interest earned on the Company’s restricted deposits. During the six months ended July 31, 2007 “other expenses, net” includes costs aggregating $282,000 related to amortization of the imputed discount on a bridge loan which was converted to equity in a subsequent period. There was no similar item in the current period.

Net loss for the six months ended July 31, 2008 increased from $1.4 million in the 2007 period to $1.9 million in the current six month period but declined to 7.9 % of revenues as compared to 74.6% which was the result the matters discussed above.

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

As of July 31, 2008, our cash balance was $1.1 million versus our January 31, 2008 yearend balance of $495,000.

Cash Flows from Operating Activities: Our principal operating source of cash is revenues from our flight arrangements. During the six months ended July 31, 2008 our operating activities generated cash of $667,000 as compared to cash use of $1.4 million in the prior year period. During the 2008 period we generated cash from operations principally with the support of our vendors (payables increased $1.6 million) and through prepayments by our customers of $810,000, net of the increased amounts deposited in restricted accounts such as the escrow accounts for our Dream Card program members. Our net loss of $1.9 million included charges of $908,000 not currently requiring cash to fund. Cash was additionally required to support the growth of receivables of $521, 000 and prepaid expenses of $293,000. During the period from February 1, 2007 (date of inception) through July 31, 2007, Halcyon’s operations resulted in negative cash flows of $1.4 million, which was the result of a net loss of $1 million, after reduction for non-cash charges and the buildup of net working capital items by $400,000, excluding cash.

Cash Flow Used in Investing Activities: In the six month period ended July 31, 2008 and 2007, the Company used cash to acquire property and equipment of $42,000 and $421,000, respectively.

Cash Flow from Financing Activities: Halcyon’s initial funding was derived from equity investors ($485,000, net of expenses) and bridge loans of $1.5 million during the 2007 six month period. We did no external financing in the 2008 period
.
Commitments and Contingencies

We entered into employment agreements with our President and Chief Operating Officer. The initial term of the agreement is three years, with automatic one-year renewals following this three-year period. Pursuant to the agreement, he was to receive an annual base salary of $500,000, $525,000 and $550,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount of the third year’s salary) for all future years of employment. Pursuant to an amendment to his agreement in December, 2007, his base salary was reduced to $350,000 per year. If his employment is terminated without cause or if either resigns for good reason, we will be obligated to pay him, as severance, his then current annual base salary and annual bonus (as such is defined within the agreement) for one year (or for the remainder of the term, if longer than one year).

During 2008, we entered into 2 other agreements with our Chairman and CEO and a consultant which require annual payments for services of $300,000 each for a term of 2 years and which also provide for other benefits including options for one million shares each. The Company’s arrangement with the Chairman and CEO was terminated as of July 31, 2008; however the Company will continue to pay the former executive his annual compensation for one year. The Company accrued the liability under this arrangement as of July 31, 2008. In addition the executive forfeited all unvested warrants for 500,000 shares. The Company is negotiating the terms of an employment agreement with the new CEO.

There are no pending or threatened legal proceedings against the Company.  In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings.

We lease our headquarters and sales facilities in New York and additional sales offices in Boca Rotan, Florida and Beverly Hills, California. In August 2008, the Company extended its lease term for its headquarters and additional space continuous to the existing space. As of January 31, 2008, minimum annual lease payments including amounts required by the renegotiated headquarters lease are approximately 272,000 (2009) $337,000 (2010) and $321,000 (2011), (aggregating $930,000).

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

As of July 31, 2008, the management of the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2008, because of the material weakness described below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during management's assessment were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise; (iii) inadequate security over information technology and (iv) lack of evidence to document compliance with the operation of internal accounting controls in accordance with Company’s policies and procedures. These control deficiencies did not result in audit adjustments to the Company’s 2008 interim or annual financial statements. However, these control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2008, based on the criteria in Internal Control-Integrated Framework issued by COSO.

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

PART II — OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

None.

Item 1A.    RISK FACTORS

There have been no significant changes in the risk factors since those disclosed in our Form 10-KSB (File No. 333-137920) filed with the Securities and Exchange Commission on May 15, 2008.

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

HALCYON JETS HOLDINGS, INC.

Date: September 12, 2008	/s/ Gregory Cohen
Gregory Cohen Chief Executive Officer (Principal Executive Officer)

Date: September 12, 2008	/s/ Jan E. Chason
Jan E. Chason CFO and Treasurer (Principal Financial and Accounting Officer)