Form 10-Q
period 2008-10-31
Halcyon Jets Holdings, Inc.
filed 2008-12-15
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of December 15, 2008, there were outstanding 25,646,667 Common Shares, $.01 par value per share, of the Registrant.

PART I

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheet at October 31, 2008 (unaudited) and January 31, 2008	3

	Condensed Consolidated Statement of Operations for the three and nine months ended October 31, 2008 and 2007 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ (Deficiency)/Equity for the nine months ended October 31, 2008 (unaudited)	5

	Condensed Consolidated Statement of Cash Flows for the nine months ended October 31, 2008 and 2007 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’ Discussion an Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

	EX-31.1: CERTIFICATION

	EX-31.2: CERTIFICATION

	EX-32.1: CERTIFICATION

	EX-32.2: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

HALCYON JETS HOLDINGS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	January 31,
	2008	2008
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$734,815	$495,206
Cash - restricted	1,188,069	1,091,081
Accounts receivable – net of allowances of $176,000 and $35,000	741,244	1,395,486
Prepaid expenses and other current assets	1,205,980	507,678
Total current assets	3,870,108	3,489,451

PROPERTY AND EQUIPMENT - net	423,377	449,220

SECURITY DEPOSITS	100,783	78,698

TOTAL ASSETS	$4,394,268	$4,017,369

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)/EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,070,104	$1,696,527
Accrued excise taxes	148,182	102,793
Deferred revenues	1,334,203	685,897
Total current liabilities	4,552,489	2,485,217

STOCKHOLDERS'S (DEFICIENCY)/EQUITY
Common stock - $.001 par value, authorized 300,000,000 shares 25,646,667 and 25,647,500 shares issued and outstanding	25,647	25,648
Additional paid in capital	8,478,557	7,608,877
Deferred compensation	(413,599)	(557,600)
Accumulated deficit	(8,248,826)	(5,544,773)
Total stockholders'( deficiency)/equity	(158,221)	1,532,152

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)/EQUITY	$4,394,268	$4,017,369

See notes to the condensed consolidated financial statements.

HALCYON JETS HOLDINGS, INC

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007

REVENUES
Passenger	$11,949,959	$2,868,594	$35,533,345	$4,648,148
Other	207,626	55,582	684,390	88,683
Total revenues	12,157,585	2,924,176	36,217,735	4,736,831

OPERATING COSTS AND EXPENSES
Charter costs	10,232,107	2,494,623	30,093,697	4,108,409
Compensation and benefits	1,477,811	2,302,321	5,125,474	3,055,206
Other operating costs	1,126,413	1,035,642	3,084,152	1,523,462
Termination benefits			332,000
Depreciation and amortization	41,676	32,163	127,276	63,244
Total operating costs	12,878,007	5,864,749	38,762,599	8,750,321

Operating loss	(720,422)	(2,940,573)	(2,544,864)	(4,013,490)

Other income/(expenses)
Interest income	6,360	22,236	24,132	24,078
Amortization of loan discount	(81,425)	(93,750)	(81,425)	(375,000)
Costs related to abandoned acquisition			(101,896)
Merger costs		(100,353)		(100,353)
	(75,065)	(171,867)	(159,189)	(451,275)
Net loss	$(795,487)	$(3,112,440)	$(2,704,053)	$(4,464,765)

Net loss per common share	$(0.03)	$(0.13)	$(0.11)	$(0. 21)

Average number of shares outstanding	25,646,667	24,421,902	25,636,557	21,366,011

See notes to the consolidated financial statements.

HALCYON JETS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIENCY)/EQUITY
(unaudited)

			Additional			Total Stockholders'
	Common Stock		Paid in	Deferred	Accumulated	(Deficiency)/
	Shares	Amount	Capital	Compensation	Deficit	Equity

Balance -January 31, 2008	25,647,500	$25,648	$7,608,877	$(557,600)	$(5,544,773)	$1,532,152

Forfeiture of shares on termination of employment	(33,333)	(34)	34			-

Issuance of common shares in connection with:
Advertising representation agreement	17500	18	23,742			23,760
Employment agreement	15,000	15	22,485			22,500

Compensation expense:
Employee stock options			38,250			38,250
Adjustment of exercise price for employee stock options			241,244			241,244
Issuance of warrants to Officers			462,500			462,500

Issuance of warrants as financing fee			81,425			81,425
Amortization of deferred compensation				144,001		144,001

Net loss for the period					(2,704,053)	(2,704,053)
Balance -October 31, 2008	25,646,667	$25,647	$8,478,557	$(413,599)	$(8,248,826)	$(158,221)

See notes to the condensed consolidated financial statements.

HALCYON JETS HOLDINGS, INC

STATEMENT OF CASH FLOWS

(unaudited)

	Nine Months Ended
	Ocotber 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,704,053)	$(4,464,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	127,276	63,244
Amortization of loan discount	81,425	375,000
Non-cash compensation expense	896,622	1,883,842
(Increase) in operating assets:
(Increase) in cash - restricted	(96,988)	(150,000)
Decrease/(Increase) in receivables	654,242	(270,459)
(Increase) in prepaid expenses	(701,336)	(249,865)
(Increase) in security deposits	(22,085)	(99,865)
Increase in operating liabilities:
Increase in payables and accrued expenses	1,412,244	471,538
Increase in accrued excise taxes	45,389	53,313
Increase in deferred revenues	648,306	210,188
NET CASH PROVIDED FROM/ (USED IN) OPERATING ACTIVITIES	341,042	(2,388,146)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(101,433)	(482,461)
NET CASH USED IN INVESTING ACTIVITIES	(101,433)	(482,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	500,000	1,990,000
Proceeds from private placements - net		3,514,813
Repayment of loans	(500,000)	(490,000)
NET CASH PROVIDED FROM FINANCING ACTIVITIES	-	5,014,813

NET INCREASE IN CASH	239,609	2,144,206

CASH - BEGINNING OF THE PERIOD	495,206	-
CASH - END OF THE PERIOD	$734,815	$2,144,206

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

Cash and cash equivalents on deposit with financial institutions are insured for up to $250,000 by the FDIC. The Company’s balances in its accounts are in excess of the federally insured limit.

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

Property and Equipment

Property and equipment consists of leasehold improvements, office equipment and website development costs and is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets, generally three to seven years.

Advertising and Marketing Expenses

The costs of advertising and marketing expenses are expensed as incurred. Advertising, promotion and marketing expenses were $154,000 and $355,000 for the three months ended October 31, 2008 and 2007, respectively, and $643,000 and $355,000 for the nine months ended October 31, 2008 and 2007, respectively.

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

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options - 4,890,000 and warrants - 4,915,000) are anti-dilutive.

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

Recently Issued Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on its financial statements.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will be the Company’s fiscal year 2010. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Note 4.   Restricted Cash

The Company offers a membership card program for clients to purchase credits towards the cost of future air charters, catering and related services. The Company maintains the amounts received related to this program in segregated bank accounts. Amounts on deposit with the Company as of October 31, 2008 amounted to $912,000 and was classified as Cash – restricted in the accompanying consolidated balance sheet and the liability related to the unused credits was included in deferred revenues.

In August 2007, the Company entered into a credit card processing agreement. The agreement, as amended in July 2008, requires the Company to provide a standby letter of credit in the amount of $75,000. To satisfy this obligation the Company opened a line of credit, with the merchant services as the beneficiary in case of default or failure to comply with the credit card processing requirements. In order to fund the line of credit, the Company was required to deposit a compensating balance of $75,000 into a restricted money market account with the financial institution. This compensating balance for the line of credit is included in Cash - restricted on the balance sheet and will be restricted for the contract period of one year; however it is the intention of the Company to continue the relationship and will maintain both the standby letter of credit and the security deposit, if required.  During August 2008, the Company was required to maintain a cash reserve of $200,000 with a credit card company in connection with its merchant services arrangement which was classified as Cash – restricted in the accompanying consolidated balance sheet.

From time to time, the Company also maintains cash reserve with a credit card company to provide a credit line to secure future air charter services from vendors. The cash reserve is adjusted periodically based upon the dollar volume of future requirements. As of October 31, 2008, the Company had no deposit with the credit card company.

Note 5. Prepaid Expenses and other current assets

Prepaid expenses and other current assets consist of:

Flight costs	$572,000
Commission advances	266,000
Notes receivable	128,000
Promotions	142,000
Other	97,000
$1,205,000

On June 2, 2008, the Company loaned $150,000 to another company in the private jet brokerage business. The Company also entered into a nonbinding letter of intent to acquire the other company. The amount which is included in Prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet was due August 29, 2008 with interest at 12% per annum. As collateral, the Company was assigned all private aviation flights arranged by the broker and is to retain the entire gross margin from these flights in satisfaction of the indebtedness as well as certain other assets.  In addition the owners of the brokerage have guaranteed payment and performance. The Company has collected $22,000 through the assignment of flights. Since the Company had not collected the balance by the due date, in September 2008, the Company terminated the potential acquisition and commenced legal proceedings to collect on the defaulted promissory note and the guarantees therewith.   See also Note 10 - Litigation.

In February and May 2008, the Company retained two sales representative companies under five year arrangements. Compensation is based upon a percentage of the gross profits earned by the Company. The agreements provide for performance standards for the sales representatives which if not achieved can result in early termination of the agreement. The representatives were advanced $195,000 which, net of $11,000 received as repayments is classified as Prepaid Expenses and other current assets in the accompanying consolidated balance sheet. The advances are to be repaid from the representatives’ earnings; however, if certain performance levels are achieved within the first fourteen months of the contract, a portion of the advance will be forgiven. In addition, if during the first fourteen months of the contract, the sales representatives generate gross profits of $2 million the sales representative will be granted 300,000 options to purchase shares of the Company’s common stock and for each additional $1 million of gross profit (a maximum of $10,000,000) during the period, the sales representatives will receive 100,000 options.

Note 6. Property and Equipment

Property and equipment consists of:

Furniture and fixtures	$124,000
Computer equipment	163,000
Leasehold improvements	217,000
Web development costs	148,000
652,000
Accumulated depreciation	229,000
$423,000

Note 7. Note Payable

In August 2008, the Company borrowed $500,000, repayable in two installments of $250,000 on January 2, 2009 and March 2, 2009. The obligation was convertible into common stock at $.20 per share at the option of the lender. In lieu of interest, the lender received a warrant to purchase 250,000 shares of common stock at $.10 per share and the loan was recorded net of the relative fair value of the warrant which was determined using Black-Scholes method.  The Company repaid the loan in October 2008 and, as a result, the Company recorded the amortization of the loan discount of $81,000 during the three month period ended October 31, 2008

Note 8. Stock Options

On April 1, 2008, the Company’s Board of Directors authorized the Company to reduce the option exercise price from $1 to $.38 to officers, directors and key employees who hold 3,715,000 options. In connection with the adjustment of the exercise price, the Company recorded a non-cash compensation charge of $2,000 and $241,000 for the three and nine months ended October 31, 2008, respectively. The options were substantially all vested at the time of the adjustment. These charges were calculated based upon the difference in the fair value of the options before and after the adjustment using the Black-Scholes option valuation model.

In addition, in connection with the issuance of warrants to the Company’s Chief Executive Officers during the second quarter, the Company has recorded non-cash charges of $46,000 and $463,000 for the three and nine month periods ended October 31, 2008. (See also Note 11.)

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

Note  10.  Litigation

On September 29, 2008, Jet One Group, Inc. (“Jet One Group”) filed an action against the Company, its wholly-owned subsidiary, and several of their respective directors, officers and employees (collectively “Defendants”) in the United States District Court for the Eastern District of New York   In its complaint, Jet One Group alleges that Defendants fraudulently induced Jet One Group to enter into a letter of intent to sell its business to the Company for the sole purpose of gaining access to Jet One Group’s customers and brokers, and that the Company subsequently stole those customers and brokers.  The complaint contains claims under the Racketeering Influenced Corrupt Organizations Act for racketeering conspiracy in, for violation of the federal Computer Fraud and Abuse Act, for violation of the New York consumer protection statute and for common law conversion, fraud and tortious interference with prospective economic advantage.  The complaint seeks damages of $45 million against each of the defendants. After reviewing the allegations of the complaint, the Company believes that it has strong legal and factual defenses to the complaint as well as affirmative counterclaims. On November 20, 2008, the Company filed a motion to dismiss the complaint.

On or about October 20, 2008, a lawsuit was commenced by Blue Star Jets, LLC, against the Company and several of its employees, each of whom were former employees of Blue Star Jets. The lawsuit claims misappropriation of trade secrets and violations of restrictive covenants by the former Blue Star employees; and asserts claims against the Company based upon its employment of these individuals.  The complaint seeks damages in the amount of $7 million.

While the Company's time to answer the Complaint has not yet expired, the Company intends to vigorously defend itself and its employees against all the claims asserted by Blue Star Jets and intends to assert counterclaims against Blue Star Jets.

This current lawsuit by Blue Star Jets parrots a prior lawsuit that was filed by Blue Star Jets in April 20, 2007 asserting essentially the same claims.  The Company asserted its own claims against Blue Star in this prior action and in response to Blue Star Jets' prior lawsuit, the Company commenced an action against Blue Star Jets, asserting claims, among others, for (i) unfair competition and deceptive business practices; (ii) violations of the Lanham Act; (iii) tortious interference; and (iv) conversion, as a result of, among other things, Blue Star Jets establishment of false and misleading web links.  Each of these prior lawsuits by Blue Star Jets against the Company; and by the Company against Blue Star Jets were voluntarily dismissed by the parties without prejudice.

It is unclear why Blue Star has refilled this prior action.  However, Halcyon believes that it has meritorious defenses to Blue Star's claims and intends to assert counterclaims against Blue Star in the form of its prior lawsuit against Blue Star Jets.

In the opinion of management, after conferring with counsel, no provision has been made for potential liabilities, if any, arising from claims from litigation, as well as potential governmental investigations, legal and administrative cases and proceedings.

Note 11.  Related Parties

Two of the Company’s significant shareholders (through a personally owned limited liability company or through an affiliate) are providing personnel to the Company to perform the Chief Executive Officer and an executive sales function. In May 2008 one of the entities entered into a contract for a 2 year term which provides for base annual compensation of $300,000 and reimbursement of expenses, among other matters. The shareholder also received warrants to purchase one million shares of common stock at an exercise price of $.38 per share which vest 50% on commencement of the agreement and 50% after one year. There is no formal contract with the other entity and, in December 2008, the sales representative terminated his role as a sales representative for the Company. During the nine months ended October 31, 2008, the sales representative was responsible for approximately 20% of the Company’s total revenues. The Company paid $191,000 and $531,000 in aggregate to the two shareholders for services rendered during the three and nine months ended October 31, 2008, respectively and $129,000 and $300,000 in aggregate for the three and nine months ended October 31, 2007, respectively.

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

The Company’s website was developed, maintained and hosted by a company for which our Chief Financial Officer also served as the Chief Financial Officer until September 8, 2008 and for which one of the shareholders above also served as a financial consultant. The Company discontinued utilizing the services of the related party in July 2008. The Company paid the company approximately $155,000 during the period from February 2007 through July 2008.

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

Results of Operations

Comparison of the three months ended October 31, 2008 and 2007

The following table sets forth our results of operations for the three months ended October 31, 2008 and 2007 expressed as a percentage of revenues:

	Three Months Ended October 31,
	2008	2007

Revenues	100.0%	100.0%

Operating Costs and Expenses
Charter costs	84.2	85.4
Compensation and benefits	12.2	78.7
Other operating costs	9.3	35.4
Depreciation and amortization	0.3	1.1
	106.0	200.6

Operating loss	(6.0)	(100.6)

Other expenses - net	(0.6)	(5.8)

Net loss	(6.6)%	(106.4	) %

Our operations began in the last week of March 2007 and, accordingly, since inception our operations through the first quarter of this fiscal year consisted principally of developing a business plan; seeking capital; establishing headquarters in New York, as well as additional offices in Boca Rotan, FL and Beverly Hills, CA; and recruiting staff and other representation. Revenues were the result of 456 and 122 trips in the three month period ended October 31, 2008 and 2007, respectively. The operating margin during the 2008 period improved to 15.8 % from 14.7 % from the year earlier period. The improved margins reflect the Company’s progress implementing its Halcyon -Concierged ™ services which allow the Company to improve margins as compared to those achieved during the start-up stage. While the margins achieved during the three month period ended October 31, 2008 exceeded those achieved during the prior year quarter they were less than those achieved during the immediately preceding quarter which, in the opinion of management reflects the current competitive pressures in the marketplace. Compensation and benefits expense decreased $825,000 from $2.3 million in 2007 to $1.5 million in the 2008 quarter as a result of the $1.9 million reduction in non-cash compensation charges aggregating related to accounting for stock based compensation awards. Exclusive of the non-cash charges, compensation and benefits increased approximately $1 million in the 2008 period as a result of the commissions paid on the higher revenues achieve during the period.  While operating costs other than charter have declined as a percentage of net revenues, it is anticipated that certain of these costs and expenses will continue to increase to support higher levels of revenues. Increased costs will be attributable to increased sales personnel (principally independent contractors) and support staff for our multi-office infrastructure and increased marketing and entertainment expenditures to promote our services. In addition, as a public reporting entity, compliance with Securities and Exchange Commission regulations continue to be a significant cost to the Company.  During the period subsequent to October 31, 2008, the Company began to implement certain cost reductions in its overhead which should reduce the pattern of growth in the overhead.

Our operating loss for the three months ended October 31, 2008 was $720,000 as compared to $2.9 million in the 2007 period which was principally the result of the increase in the operating margin and the reduction in the non-cash compensation charges offset by the increase in compensation and benefits as discussed above.

Other expenses-net decreased $97,000 to $75,000 for the three months ended October 31, 2007 from $172,000 in the prior year period.  The 2007 period included a charge related to the cost of the merger which occurred in August 2007 of $100,000 which was non-recurring.

Net loss for the three months ended October 31, 2008 decreased $2.3 million to $795,000 in the 2008 period from $3.1 million in the prior year three month period which was principally the result of the increase in the operating margin and the reduction in the non-cash compensation charges offset by the increase in compensation and benefits as discussed above..

Comparison of the nine months ended October 31, 2008 and 2007

The following table sets forth our results of operations for the nine  months ended October 31, 2008 and 2007 expressed as a percentage of revenues:

	Nine Months Ended October 31,
	2008	2007

Revenues	100.0%	100.0%

Operating Costs and Expenses
Charter costs	83.1	86.7
Compensation and benefits	14.2	64.5
Other operating costs	9.4	32.2
Depreciation and amortization	.4	1.3
	107.1	184.7

Operating loss	(7.1)	(84.7)

Other expenses - net	(.4)	(9.6)

Net loss	(7.5)%	(94.3)%

Our operations began in the last week of March 2007 and, accordingly, since inception our operations through the first quarter of this fiscal year consisted principally of developing a business plan; seeking capital; establishing headquarters in New York, as well as additional offices in Boca Rotan, FL and Beverly Hills, CA; and recruiting staff and other representation. Revenues were the result of 1252 and 205 trips in the nine month periods ended October 31, 2008 and 2007, respectively. The operating margin during the 2008 period improved to 16.9 % from 13.3 % from the year earlier period. The improved margins reflect the Company’s progress implementing its Halcyon -Concierged ™ services which allow the Company to improve margins as compared to those achieved during the start-up stage. Compensation and benefits expense increased $2 million to $5.1 million in 2008 versus $3.1 million for the prior year period. Compensation expense includes non-cash charges aggregating $897,000 and $1.9 million, in the 2008 and 2007 periods, respectively, related to accounting for stock based compensation; exclusive of these charges compensation expense would have increased $3.0 million.  The increase is principally a result of the increased commissions earned on the higher revenues during the 2008 period.  While operating costs other than charter have declined as a percentage of net revenues, it is anticipated that these costs and expenses will continue to increase to support higher levels of revenues. Increased costs will be attributable to increased sales personnel (principally independent contractors) and support staff for our multi-office infrastructure and increased marketing and entertainment expenditures to promote our services. In addition, as a public reporting entity, compliance with Securities and Exchange Commission regulations continues to be a significant cost to the Company. During the period subsequent to October 31, 2008, the Company began to implement certain cost reductions in its overhead which should reduce the pattern of growth in the overhead.

Our operating loss for the nine months ended October 31, 2008 decreased $1.5 million to $2.5 million from $4.0 million in the 2007 period principally the result of the $31.5 million increase in total revenues and the related increase in the operating margin.  The operating loss in both periods includes non cash compensation charges ($897,000 – 2008 and $1.9 million – 2007) and provisions for employee termination benefits of $332,000 and the loss from operations exclusive of these charges in both periods would have declined from $2.1 million in the 2007 period to $1.3 million in the current period.

During the nine months ended October 31, 2008 “other expenses, net” includes costs aggregating $102,000 related to an abandoned proposed acquisition; $81,000 related to amortization of the imputed discount on a loan attributable to warrants granted the lender and is net of $24,000 of interest income.  A strategic initiative of the Company is to acquire profitable competitors to expand operations, expand the size of high-end clientele and gain access to an ever larger pool of private aircraft. During the nine months ended October 31, 2007 “other expenses, net” includes costs aggregating $375,000 related to amortization of the imputed discount on a bridge loan which was converted to equity in a subsequent period and costs of $100,000 related to the reverse merger in August 2007, net of $24,000 of interest income.

Net loss for the nine months ended October 31, 2008 decreased from $4.5 million in the 2007 period to $2.7 million in the current nine month period which was the result the matters discussed above.

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

As of October 31, 2008, our cash balance was $735,000 versus our January 31, 2008 yearend balance of $495,000.

Cash Flows from Operating Activities: Our principal operating source of cash is revenues from our flight arrangements. During the nine months ended October 31, 2008 our operating activities generated cash of $341,000 as compared to cash use of $2.4 million in the prior year period. During the 2008 period we generated cash from operations principally with the support of our vendors (payables increased $711,000 net of prepayments of $701,000); through prepayments by our customers of $551,000, net of the increased amounts deposited in restricted accounts such as the escrow accounts for our Dream Card program members and decreases in accounts receivables of $654,000.  Our net loss of $2.7 million included charges of $1.1 million not currently requiring cash to fund. During the period from February 1, 2007 (date of inception) through October 31, 2007, the Company’s operations resulted in negative cash flows of $2.4 million, which was the result of a net loss of $2.2 million, after reduction for non-cash charges of $2.1 million and the buildup of net working capital items by $200,000, excluding cash.

Cash Flow Used in Investing Activities: In the nine month period ended October 31, 2008 and 2007, the Company used cash to acquire property and equipment of $101,000 and $482,000, respectively.

Cash Flow from Financing Activities: During the nine month period 2008, the Company borrowed and repaid $500,000. The Company’s initial funding was derived from equity investors ($485,000, net of expenses) and bridge loans of $2 million during the nine month period ended October 31, 2007. In August 2007, we closed on a private placement of 49.9 units, consisting of 100,000 shares of our common stock and 50,000 warrants to buy our common stock at $1 per share, in which we received net proceeds of $3.5 million, after placement agent and other fees and from which we repaid the $490,000 of loans. As part of the private placement, the $1.5 million of the bridge loans were converted into 1.5 units.

Commitments and Contingencies

We entered into an employment agreement with our President and Chief Operating Officer. The initial term of the agreement is three years, with automatic one-year renewals following this three-year period.  Pursuant to the agreement, he was to receive an annual base salary of $500,000, $525,000 and $550,000, respectively, for the first three years, and then an agreed upon salary (of not less than the amount of the third year’s salary) for all future years of employment. Pursuant to an amendment to his agreement in December, 2007, his base salary was reduced to $350,000 per year. If his employment is terminated without cause or if either resigns for good reason, we will be obligated to pay him, as severance, his then current annual base salary and annual bonus (as such is defined within the agreement) for one year (or for the remainder of the term, if longer than one year).

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

On September 29, 2008, Jet One Group, Inc. filed an action against us, our wholly-owned subsidiary, and several of our respective directors, officers and employees in the United States District Court for the Eastern District of New York   In its complaint, Jet One Group alleges that the defendants fraudulently induced Jet One Group to enter into a letter of intent to sell its business to us for the sole purpose of gaining access to Jet One Group’s customers and brokers, and that we subsequently stole those customers and brokers.  The complaint contains claims under the Racketeering Influenced Corrupt Organizations Act for racketeering conspiracy in, for violation of the federal Computer Fraud and Abuse Act, for violation of the New York consumer protection statute and for common law conversion, fraud and tortious interference with prospective economic advantage. After reviewing the allegations of the complaint, we believe that we have strong legal and factual defenses to the complaint as well as affirmative counterclaims. The complaint seeks damages of $45 million against each of the defendants.  On November 20, 2008, we filed a motion to dismiss the complaint.

On or about October 20, 2008, a lawsuit was commenced by Blue Star Jets, LLC, against us and several of our employees, each of whom were former employees of Blue Star Jets. The lawsuit claims misappropriation of trade secrets and violations of restrictive covenants by the former Blue Star employees; and asserts claims against us based upon its employment of these individuals.  The complaint seeks damages in the amount of $7 million.

While our time to answer the Complaint has not yet expired,we intend to vigorously defend the company and our employees against all the claims asserted by Blue Star Jets and we intend to assert counterclaims against Blue Star Jets.

This current lawsuit by Blue Star Jets parrots a prior lawsuit that was filed by Blue Star Jets in April 20, 2007 asserting essentially the same claims.  We asserted our own claims against Blue Star in this prior action and in response to Blue Star Jets' prior lawsuit, we commenced an action against Blue Star Jets, asserting claims, among others, for (i) unfair competition and deceptive business practices; (ii) violations of the Lanham Act; (iii) tortious interference; and (iv) conversion, as a result of, among other things, Blue Star Jets establishment of false and misleading web links. Each of these prior lawsuits by Blue Star Jets against Halcyon; and by Halcyon against Blue Star Jets were voluntarily dismissed by the parties without prejudice.

It is unclear why Blue Star has refilled this prior action.  However, we believe that we have meritorious defenses to Blue Star's claims and intend to assert counterclaims against Blue Star in the form of its prior lawsuit against Blue Star Jets.

In the opinion of management, after conferring with counsel, no provision has been made for potential liabilities, if any, arising from claims from litigation, as well as potential governmental investigations, legal and administrative cases and proceedings.

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

Recently Issued Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (‘‘SFAS 141(R)’’), which establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in an acquire; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) requires contingent consideration to be recognized at its fair value on the acquisition date and, for certain arrangements, changes in fair value to be recognized in earnings until settled. SFAS 141(R) also requires acquisition-related transaction and restructuring costs to be expensed rather than treated as part of the cost of the acquisition. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and will impact our financial statements only in the event of such a business combination after this date.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements an Amendment of ARB No. 51 (‘‘SFAS 160’’), which establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 also provides guidance when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management believes SFAS 160 will have no impact on our financial statements once adopted.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures About Derivative Instruments and Hedging Activities (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Based upon our current operations, management believes SFAS 161 will have no impact on our financial statements once adopted.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”). FAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. FAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on our consolidated results of operations, financial position or cash flows.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will be our fiscal year 2010. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. We do not expect the adoption of this statement to have a material impact on our consolidated results of operations, financial position or cash flows.

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

As of October 31, 2008, the management of the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2008, because of the material weakness described below.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

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

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2008, based on the criteria in Internal Control-Integrated Framework issued by COSO.

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

PART II — OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

On September 29, 2008, Jet One Group, Inc. filed an action against Halcyon Jet Holdings, Inc. (the “Company”), its wholly-owned subsidiary, Halcyon Jets, Inc. and several of their respective directors, officers and employees (collectively “Defendants”) in the United States District Court for the Eastern District of New York (Civil Action CV-08-3980).  In its Complaint, Jet One Group alleges, inter alia, that Defendants fraudulently induced Jet One to enter into a letter of intent to sell its business to the Company for the sole purpose of gaining access to Jet One Group’s customers and brokers, and that Halcyon Jets, Inc. subsequently stole those customers and brokers.  The Complaint contains claims under the Racketeering Influenced Corrupt Organizations Act., 18 U.S.C. § 1964(c), for Racketeering conspiracy in violation of 18 U.S.C. § 1964(d), for violation of the federal Computer Fraud and Abuse Act, 18 U.S.C. § 1030 et seq., for violation of the New York consumer protection statute and for common law conversion, fraud and tortious interference with prospective economic advantage.  The Complaint seeks damages of $45 million against each of the defendants. After reviewing the allegations of the complaint, the Company believes that it has strong legal and factual defenses to the complaint as well as affirmative counterclaims. On November 20, 2008, the Company filed a motion to dismiss the Complaint.

On or about October 20, 2008, a lawsuit was commenced in the Supreme Court of the State of New York, County of New York, by Blue Star Jets, LLC, against the Company and several of its employees, each of whom were former employees of Blue Star Jets. The lawsuit claims misappropriation of trade secrets and violations of restrictive covenants by the former Blue Star employees; and asserts claims against the Company based upon its employment of these individuals.  The complaint seeks damages in the amount of $7 million.  While the Company's time to answer the Complaint has not yet expired, the Company intends to vigorously defend itself and its employees against all the claims asserted by Blue Star Jets and intends to assert counterclaims against Blue Star Jets.

This current lawsuit by Blue Star Jets parrots a prior lawsuit that was filed by Blue Star Jets in April 20, 2007 asserting essentially the same claims.  The Company asserted its own claims against Blue Star in this prior action and in response to Blue Star Jets' prior lawsuit, the Company commenced an action against Blue Star Jets in the Supreme Court of the State of New York, County of New York, asserting claims, among others, for (i) unfair competition and deceptive business practices; (ii) violations of the Lanham Act; (iii) tortious interference; and (iv) conversion, as a result of, among other things, Blue Star Jets establishment of false and misleading web links.

Each of these prior lawsuits by Blue Star Jets against Halcyon; and by Halcyon against Blue Star Jets were voluntarily dismissed by the parties without prejudice.

It is unclear why Blue Star has refilled this prior action.  However, Halcyon believes that it has meritorious defenses to Blue Star's claims and intends to assert counterclaims against Blue Star in the form of its prior lawsuit against Blue Star Jets.

In the opinion of management, after conferring with counsel, no provision has been made for potential liabilities, if any, arising from claims from litigation, as well as potential governmental investigations, legal and administrative cases and proceedings.
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

HALCYON JETS HOLDINGS, INC.

Date: December 15, 2008	/s/ Gregory Cohen
Gregory Cohen Chief Executive Officer (Principal Executive Officer)

Date: December 15, 2008	/s/ Jan E. Chason
Jan E. Chason CFO and Treasurer (Principal Financial and Accounting Officer)