Form 10-K
period 2009-01-31
Halcyon Jets Holdings, Inc.
filed 2009-04-23
CIK 1374135

 United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2009
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission File Number 333-137920

HALCYON JETS HOLDINGS, INC. (Exact name of registrant as specified in charter)

Delaware		20-3547389
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

336 West 37 th Street, Suite 800 New York, NY	10018	(212) 616-5387
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Common Stock, par value $0.001 per share		OTC

Securities Registered Pursuant to Section 12(g) of the Act:

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐ No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $9,232,800. Affiliates of the Company beneficially own, in the aggregate, 24.39 percent of such shares. There were 25,646,667 shares of voting common stock with a par value of $0.001 outstanding at April 17, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

HALCYON JETS HOLDINGS, INC.
FORM 10-K
INDEX

PART I

As used in this Annual Report on Form 10-K, all references to the “Company,” “we,” “our” and “us” for periods prior to the closing of the merger described below refer to Halcyon Jets, Inc., and for periods subsequent to the closing of the merger refer to Holdings and its wholly-owned subsidiary.

Item 1.	BUSINESS

Forward-looking Statements

Statements in this annual report on Form 10-K that are not historical facts constitute forward-looking statements, which are made pursuant to the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Those factors include, among other things, those listed under ‘‘Risk Factors’’ and elsewhere in this annual report. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results.

Corporate Background - Reverse Merger

We operated as Greenleaf Forest Products, Inc., a Nevada corporation, until August 14, 2007 and on that date merged with and into Greenleaf Forest Products, Inc., a Delaware corporation, for the sole purpose of changing our state of incorporation to Delaware from Nevada. Greenleaf was originally incorporated in Nevada for the purpose of importing pine wood blocks from Brazil and Argentina that are used for civil architecture purposes, such as moldings, porch posts, door components, stair parts and packaging materials.

On August 17, 2007, Greenleaf entered into an Agreement and Plan of Merger and Reorganization by and among Halcyon Jets., Inc, which is referral to as Holdings, Halcyon Jets, Inc., a privately held Nevada corporation and Halcyon Jets Acquisition Corp., a newly formed, wholly-owned Delaware subsidiary of Holdings that we refer to as the Acquisition Sub. Upon closing of the merger transaction contemplated under the merger agreement, Acquisition Sub merged with and into Halcyon Jets, and Halcyon Jets, as the surviving corporation, became a wholly-owned subsidiary of Greenleaf. Pursuant to the merger agreement, Greenleaf’s name was changed to Holdings.

Immediately following the closing of the merger, Holdings transferred all of its pre-merger assets and liabilities to its wholly-owned subsidiary, Greenleaf Forest Products Holdings, Inc., a Delaware corporation (“SplitCo”) and then transferred all of SplitCo’s outstanding capital stock to a major stockholder of Holdings in exchange for cancellation of 39,795,454 shares of Holdings’ common stock held by that stockholder, which left 8,500,000 shares of Holdings’ common stock held by existing stockholders of Holdings.

These and other transactions are described in greater detail in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 23, 2007.

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

We believe we provide our clients with the following:

•	a highly efficient alternative for business travel
•	options and flexibility, by using multiple vendors
•	“seamless travel,” by bundling business productivity services with transportation services and other valuable amenities
•	convenience, by working with our customers to plan meetings, events and the underlying transportation
•	attractive, bulk, upfront payment options and multi-year and annual options

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

Industry Overview

In a world characterized by continuing heightened concern over security, providers of charter air services thrived during most of calendar year 2008. More business travelers shun the airlines and the impersonal passenger terminals they inhabit. Industry experts say increased demand for private air travel in the face of the relative insecurity and inconvenience of the airlines has created a self feeding growth mechanism. 1

General aviation aircraft growth projections produced by the Federal Aviation Administration (the “FAA”) at the end of 2008 reflected the impact of a slowing worldwide economy. Worldwide shipments of general aviation airplanes totaled 3,969 units in 2008. This is a 7.1% decrease in shipments over the previous year’s total of 4,272 airplanes and the third strongest year since 1981.    The number of general aviation aircraft is forecast to grow to 262,460 by 2018. By 2025, the number of general aviation aircraft is expected to grow to over 286,500. 2

For the third year in a row, business jet shipments reached an all-time high. In 2008, the industry shipped a total of 1,315 units, up 15.6 percent over the previous year’s figure of 1,138 planes. Given the time lag between new orders and shipments, the strength of this segment generally reflects corporate profits and the health of the economy in prior years. 2

According to GAMA the use of general aviation airplanes for business continues to grow not only in the United States but around the world. Both the number of worldwide corporate operators and fractional share owners grew once again in 2008, according to JETNET, LCC. The number of business operators grew to 17,040 from 16,238 while the number of fractional share owners reached 5,179 as compared to 5,168 in 2007.  The number of aircraft operating in fractional programs grew 6.2% to 1,094 aircraft in 2008. 2

The Federal Aviation Administration long-range includes the following summary of its findings:

“Aviation finds itself in economic waters that no one would have predicted a decade ago. To be sure, the business climate is being influenced by several factors. Oil price volatility, economic uncertainty, congestion concerns and environmental issues are challenging the entire industry. In the long run, commercial aviation demand at FAA facilities is projected to grow as the economy recovers and air carrier operations continue to expand. Equally true in the longer term, the demand for general aviation products and services will be on the upswing. With new business jets and products like light sport aircraft, it is expected to continue to increase in the future.

As the demand for business jets has grown over the past several years, the current forecast assumes that business use of general aviation aircraft will expand at a more rapid pace than that for personal/sport use. In addition, corporate safety/security concerns for corporate staff, combined with increasing flight delays at some U.S. airports have made fractional, corporate, and on-demand charter flights practical alternatives to travel on commercial flights. 3

[1]	“The Charter Market” by Charles Alcock and Meredith Saini found in Aviation International News, November 2006. available at www.ainolnine.com
[2]	2008 General Aviation Statistical Databook & Industry Outlook
[3]	FAA Long-Range Aerospace Forecasts Fiscal Years 2009-2025 – March 2009

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

Employees

We currently have 18 employees, consisting of 4 in management, 9 in sales and 5 in administration and finance. We currently believe that our employee relations are good.  In addition, we have 82 independent sales representatives who represent the Company exclusively.

Item 1A.           RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to Our Business

We may be negatively affected by the changing economic conditions including the current economic downturn.

The purchase of private charter jet flight time is likely considered a luxury item to consumers, especially compared to the costs associated with commercial air travel. As a result, a general downturn in economic, business and financial conditions, including recession, inflation and higher interest rates, could have an adverse effect on consumers’ spending habits and could cause them to travel less frequently and, to the extent they travel, to travel using commercial air carriers or other means considered to be more economical than via a privately chartered jet.   Currently, the increased turmoil in the financial markets and the depressed economy has resulted in a significant decline in private jet aircraft use. Rising fuel costs could also impact the private aviation business adversely.

Since we lack a meaningful operating history, it is difficult for potential investors to evaluate our business.

Halcyon Jets, was formed in February 2007. Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. We are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in our Company in light of the uncertainties encountered by new companies in an intensely competitive industry. Our business is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for, among other things, the provision of a sufficient number of aircraft, on commercially favorable terms. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern. This indicates that our auditors believe that substantial doubt exists regarding our ability to continue to remain in business. There can be no assurance that we will be able to achieve or sustain profitability or positive cash flow in the near future, or at all. If customers are slower to embrace our services than we expect, or we are unable to raise additional funds on favorable terms, we may not be able to continue operating our business. In addition, we have been negatively impacted by the current economic recession, and a continuation of the recession could have a material advise impact on our business and result of operations.

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

We rely heavily on the expertise, experience and continued services of our senior management and sales personnel. The loss, or any inability to attract or retain key individuals, could materially adversely affect us. We seek to compensate and motivate our executives, as well as other employees and independent contractors, through competitive salaries, commissions and bonus plans, but there can be no assurance that these programs will allow us to retain key employees and contractors or hire or attract new key employees and contractors. As a result, if key personnel were to leave or cease to be available or our ability to utilize their skills, contacts and other resources impeded, we could face substantial difficulty in take on qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience.

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

We do not own or operate any of the aircraft we broker and therefore should not be held responsible in the event of an accident; however, if we were to be sued by customers in the event of an accident, it could place a substantial financial burden upon us.

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

We retained the services of an independent consultant to assist management to analyze our system of internal accounting controls and accounting and financial reporting processes and to assist in the implementation of improvements in these processes. Through this process, we have identified four material weaknesses in our disclosure controls and internal controls. These are more specifically discussed in Item 9A of this Annual Report. As a result of these deficiencies, we must perform additional analysis and other post-closing procedures to insure that our financial statements are prepared in accordance with US generally accepted accounting principles. As a result, we will incur expenses and devote significant management resources to this review process. Furthermore, effective internal controls and procedures are necessary for us to continue to provide reliable financial reports. If we continue to have material weaknesses in our internal controls and procedures, we may not be able to provide reliable financial reports and our business and operating results could be harmed.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS None.
ITEM 2.	PROPERTY

We lease approximately 6,400 square feet of office space at 336 West 37th Street in New York City. The lease term expires on May 31, 2013. The monthly lease payments for the four years are approximately $20,500, $25,400, $26,300 and $27,200, respectively. In addition, we lease approximately 3,200 square feet of office space at Peninsula Plaza, 2424 N. Federal Highway, Boca Raton, Florida, with monthly lease payments of approximately $4,600 and $4,800 during the two years ending, June 30, 2010, the date the lease expires. We also lease approximately 1,800 square feet of office space at 11620 Wilshire Boulevard Building, Beverly Hills, California, with monthly lease payments of approximately $5,300 and $5,500 during the two years ending, June 30, 2010, the date the lease expires.

We believe our current facilities are adequate for our immediate and near-term needs except that as of April 17, 2009, we are negotiating with our landlord to return the additional space taken in New York during August 2008.

ITEM 3.	LEGAL PROCEEDINGS

In September 2008, Jet One Group, Inc. (“Jet One”) commenced an action against the Company and several of its current and former officers, directors and employees in the United States District Court for the Eastern District of New York, alleging, among other matters, that the Company fraudulently induced Jet One to enter into a Letter of Intent (“LOI”) to acquire Jet One’s business.  Jet One alleges that the Company did not intend to acquire Jet One’s business at the time it entered into the LOI, and entered into the LOI for the sole purpose of gaining access to and stealing Jet One’s confidential customer lists.  Jet One further alleges that the alleged theft of Jet One’s confidential customer list is part of a larger pattern of thefts of trade secrets by the Company and its employees.  The Complaint alleges that the Company violated the federal Racketeering Influenced Corrupt Organizations Act, the federal Computer Fraud and Abuse Act, the New York consumer fraud and Business law statutes and committed various common law torts.  Jet One seeks compensatory damages of $15 million and treble or punitive damages of $45 million.

In November 2008, the Company filed a motion to dismiss the federal counts in this action for failure to state a claim upon which relief may be granted and also asked the district court to decline to exercise supplemental jurisdiction over Jet One’s state law claims.  In December, 2008, the Company also filed a motion for sanctions against Jet One and its counsel, alleging that the suit was frivolous and without any basis in fact.  The motion has not yet been decided by the Court.  The parties are currently engaged in discovery pending a decision on defendants’ motions.

Separately, the Company has filed an action against Jet One and its principals in the Supreme Court of New York, New York County (the “State Court Action”), in which the Company alleges that the Complaint in Jet One’s Federal Court Action contains false and defamatory statements regarding the Company and that Jet One filed its suit for the sole purpose of circulating a press release publicizing the false and defamatory allegations.  Jet One moved to dismiss the Company’s suit for failure to state a claim upon which relief may be granted, but this motion was denied by the Supreme Court.

The Company intends to vigorously defend the Jet One suit against the Company and to vigorously prosecute the State Court defamation action against Jet One.  The Company is also holding $150,000 in promissory notes, owing by Jet One which have been guaranteed by its principals.  The Company is also taking legal action to enforce the notes and guarantees.

In October and December 2008, Blue Star Jets, LLC  (“Blue Star”) filed a complaint against the Company and certain employees, including our President, who were former employees of Blue Star (“former Blue Star employee”) in the Supreme Court of New York, New York County alleging, among other matters, that the Blue Star’s former employees stole confidential information belonging to Blue Star prior to joining the Company and that one or more of such former employees violated post-employment restrictive covenants by joining the Company.  The complaint seeks $7 million in damages.  This action is a revival of an earlier action that was voluntarily discontinued by Blue Star in 2007.

The Company and the other defendants, in February 2009, filed a motion to dismiss the counts of the complaint for violation of the federal Computer Fraud and Abuse Act and for civil conspiracy for failure to state a claim upon which relief may be granted.

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  The Company’s motions have been fully briefed and are awaiting oral argument.

The Company intends to vigorously defend itself in this action and will re-assert certain claims which were originally asserted against Blue Star in the matter entitled Halcyon Jets, Inc. v. Blue Star Jets, LLC, (Supreme Court of New York, Index No. 602317/07), which was consolidated with Blue Star’s original action against Halcyon and which was voluntarily dismissed by Halcyon in 2007.

Pursuant to the terms of our President’s employment agreement with us, we agreed to indemnify him from, among other things, all liabilities that may arise by virtue of any alleged violation of any agreement he had with Blue Star Jets by virtue of his employment with us.

Except as set forth above, there are no pending or threatened legal proceedings against us.  Based on the advice of counsel, it is management's opinion that we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Securities

There was no market for our common stock prior to the merger on August 17, 2007. Our common stock is quoted on the ‘‘Over the Counter Bulletin Board’’ since September 5, 2007 and currently trades under the symbol ‘‘HJHO.OB’’.  The market for our common stock has often been sporadic, volatile and limited.

The following table sets forth the high and low sale price of the common stock on a quarterly basis, as reported by Over the Counter Bulletin Board from September 5, 2007 through January 31, 2009:

	High*	Low*
Fiscal Year 2008

Third Quarter	$2.55	$.85

Fourth Quarter	1.00	.36

Fiscal Year 2009

First Quarter	.95	.35

Second Quarter	.54	.30

Third Quarter	.45	.05

Fourth Quarter	.12	.01

The per share closing sales price of the common stock as reported by the Over the Counter Bulletin Board on April 17, 2008, was $0.06. As of this date there were approximately 75 holders of record of common stock and 25,646,667 shares of common stock outstanding. We have not paid dividends on our common stock outstanding in the past. There are no contractual or legal restrictions that limit our ability to pay dividends in the future, however, there are no expectations that we would pay dividends in the near future.

Recent Issuances of Unregistered Securities.

SERIES A PREFERRED STOCK

On February 24, 2009, our Board of Directors approved the authorization and issuance of 21,000 shares of Series A Preferred Stock. Each share of Series A is entitled to 1,000 votes with respect to each matter presented to the stockholders of the Corporation for approval. As a result, these shares would represent approximately 45% of the total number of shares entitled to vote on such matters. The Series A Preferred Stock has a liquidation value of $1.00 per share ($21,000 in the aggregate) and is not entitled to receive any dividends. The Series A Preferred shares are not convertible into common stock and are redeemable for $1.00 per share on the earlier of March 31, 2019 or the date on which any shares of Series A are owned by any person other than the one to whom they were originally issued. The Board of Directors also authorized the issuance of these shares to Jonathan Gilbert, one of our directors, for a purchase price of $21,000. A Certificate of Designation with respect to these shares was filed in the Office of the Secretary of State of Delaware on April 22, 2009, after which the shares were issued to Mr. Gilbert. The issuance of the Series A Preferred Stock was exempt from registration under the Securities Act as a transaction not involving a public offering.

Equity Compensation Plan Information

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,875,000	$.38	125,000
Equity compensation plans not approved by security holders	1,750,000	$.33	—
Total	6,625,000		125,000

Item 6.  SELECTED FINANCIAL DATA

The following tables summarize certain selected consolidated financial data, which should be read in conjunction with our audited consolidated financial statements and the notes thereto and with management’s discussion and analysis of financial condition and results of operations included elsewhere in this report.

	Year Ended
	January 31,
Consolidated Statement of Operations Data	2009	2008
	(in thousands, except share data)

Total revenues	$44,547	$12,308
Charter costs	36,994	10,587
Gross profit	7,553	1,721
Operating costs and expenses	10,960	6,835
Operating loss	(3,407)	(5,114)
Other (expenses)(1)	(573)	(430)
Net loss	$(3,980)	$(5,544)

Net loss per common share	$(0.16)	$(0.25)
Average number of shares outstanding	25,639,105	22,448,146

	January 31,
Consolidated Balance Sheet Data	2009	2008
	(in thousands)

Cash	$1,094	$495
Working capital	(1,612)	1,004
Total assets	2,935	4,017
Stockholders' equity/(deficiency)	(1,095)	1,532
_______________
(1) Other (expenses) consists of:
Interest income	$27	$46
Interest and finance costs	(50)	-
Debt discount expense	(191)	(375)
Loss on broker loans	(78)	-
Costs related to abandoned acquisitions	(281)	-
Merger costs	-	(101)
	$(573)	$(430)

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies

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

We began our operations in late March 2007 and have not as yet attained an operating level which allows us to meet overhead.  We have managed our liquidity during this time through institution of prepayment terms with our clients; restructuring of vendor payment terms and a series of cost reduction initiatives.  The global credit market crisis has had a dramatic effect on our industry, and beginning during our fourth quarter ended January 31, 2009, the increased turmoil in the financial markets and the depressed economy has resulted in a significant decline in private jet aircraft use.  Further, in December 2008, one of our sales representatives terminated its relationship with us.  The sales representative was responsible for approximately 20% of our revenues for the year ended January 31, 2009.

We are dependent upon obtaining additional financing adequate to fund working capital, infrastructure and significant marketing/investor related expenditures to gain market recognition in order to achieve a level of revenue adequate to support our cost structure, none of which can be assured. While we have funded our initial operations with bank credit through “credit cards”, private placements of equity, bridge loans and completed a reverse merger and became a publicly owned entity, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.   Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things, our clients, as well as new customers, substantially increasing their use of our services and our vendors continuing to conduct business with us without requesting faster payment or other assurances. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that are fully transferable. In addition, option-pricing models require the input of highly subjective assumptions including the expected stock price volatility. Because our stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

In March 2008, the FASB issued FASB Statement No. 161, "Disclosures About  Derivative Instruments and Hedging Activities" (“SFAS 161”), which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is  effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Based upon the Company’s current operations, management believes SFAS 161 will have no impact on the financial statements of the Company once adopted.

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

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We do not expect the adoption of EITF 07-05 will have a material impact on results of operations, financial position, or cash flows.

Results of Operations

The following table sets forth our results of operations as a percentage of total revenues:

	Year ended January 31
	2009		2008

Revenues	100.0%		100.0%
Operating costs and expenses:
Charter costs	83.1		86.0
Compensation and benefits	14.5		32.4
Other operating costs	8.7		22.3
Depreciation and amortization	.4		.9
Termination benefits	.7
Loss on deferred office expansion	.2
Total operating costs	107.6		141.6
Operating loss	(7.7)		(41.6)
Other expenses - net	(1.2)		(3.5)
Net loss	(8.8	) %	(45.1)%

 COMPARISON OF THE YEAR ENDED JANUARY 31, 2009 and 2008

Our operations began in the last week of March 2007 and, accordingly, since inception our operations through the first quarter of the 2009 fiscal year consisted principally of developing a business plan; seeking capital; establishing headquarters in New York, as well as additional offices in Boca Rotan, FL and Beverly Hills, CA; and recruiting staff and other representation. Total revenues for the year ended January 31, 2009 increased $32.2 million to $44.5 million from $12.3 million for the prior year and was the result of 1,554 trips versus 481 trips in the prior period. The increase also reflects the increased penetration in the market by our private aviation specialists who are selling our services to new as well as experienced private aviation users.

The Company’s gross profit increased $5.8 million from the year earlier period as a result of the increased revenues and the increase in the operating margin to 16.9 % from 14.0%. The improved margins reflect the Company’s progress implementing its Halcyon-Concierged ™ services which allowed the Company to improve margins as compared to those achieved during the start-up stage. Compensation and benefits expense increased $2.5 million to $6.5 million in the year ended January 31, 2009 versus $4.0 million for the prior year period. Compensation expense includes non-cash charges aggregating $1.2 million and $1.7 million, in the 2009 and 2008 periods, respectively, related to accounting for stock based compensation. The increase in compensation expense is principally a result of the increased commissions earned by sales personnel on the higher revenues during the year ended January 31, 2009.  Other operating costs increased $1.2 million from $2.7 million to $3.9 million during the year ended January 31, 2009.  The increase was anticipated to increase to support higher levels of revenues; however, the expense as a percent of revenues decreased from 22.3 % in the prior year to 8.7%. The increased costs were attributable to increased marketing and entertainment expenditures to promote our services. In addition, as a public reporting entity, compliance with Securities and Exchange Commission regulations continues to be a significant cost to the Company. During the fourth quarter 2009, the Company began to implement certain cost reductions in its overhead which should reduce the pattern of growth in the overhead during the next fiscal year.

Our operating loss for the year ended January 31, 2009 decreased $1.7 million to $3.4 million from $5.1 million in the prior year principally the result of the increase in total revenues and the related increase in the operating margin mentioned above and despite the recording of a provision for employee termination costs and for write-off of costs related to office expansion which was deferred as mentioned above.

During the year ended January 31, 2009 “other expenses –net” includes costs aggregating $573,000 related to an abandoned proposed acquisitions ($280,000), loss on broker loans ($78,000) and finance and interest costs ($242,000), net of interest income of $27,000.  During the prior year “other expenses” aggregated $430,000 including finance costs ($375,000) and merger costs ($100,000), net of interest income ($45,000). In both periods finance costs  principally related to amortization of the imputed discount on a loans attributable to warrants granted the lenders.

FEBRUARY 1, 2007 (DATE OF INCEPTION) THROUGH JANUARY 31, 2008

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

Liquidity and Capital Resources

We began our operations in late March 2007 and have not as yet attained an operating level which allows us to meet overhead.  We have managed our liquidity during this time through institution of prepayment terms with our clients; restructuring of vendor payment terms and a series of cost reduction initiatives.  The global credit market crisis has had a dramatic effect on our industry, and beginning during our fourth quarter ended January 31, 2009, the increased turmoil in the financial markets and the depressed economy has resulted in a significant decline in private jet aircraft use.  Further, in December 2008, one of our sales representatives terminated its relationship with us.  The sales representative was responsible for approximately 20% of our revenues for the year ended January 31, 2009.

We are dependent upon obtaining additional financing adequate to fund working capital, infrastructure and significant marketing/investor related expenditures to gain market recognition in order to achieve a level of revenue adequate to support our cost structure, none of which can be assured. While we have funded our initial operations with bank credit through the use of “credit cards”, private placements of equity, bridge loans and completed a reverse merger and became a publicly owned entity, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.   Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things, our clients, as well as new customers, substantially increasing their use of our services and our vendors continuing to conduct business with us without requesting faster payment or other assurances.  Management believes that it can operate under the existing levels of funding (principally customer prepayments and payment terms from vendors and bank credit cards) for at least one year.  However, if revenues continue to be negatively impacted by the depressed economy it could create a material adverse change in the business.

Contractual Obligations

	Payments due by period
	Total of	Less than	1 - 3
	payments	one year	Years

Operating leases	$1,318,000	$398,000	$920,000
Employment and consulting
arrangements(1)	988,000	846,000	142,000
Note payable - vendor	544,000	544,000
Termination pay	235,000	235,000	-

Total	$2,850,000	$1,788,000	$1,062,000
__________
(1)  – Under informal arrangements the Company is paying the employee and contractor an aggregate of $625,000 annually in lieu of the contractual amounts listed in the table.

Except as set forth Item 3 – Legal Proceedings, there are no pending or threatened legal proceedings against the Company. Based on the advice of counsel, it is management's opinion that  we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements for the fiscal year ended January 31, 2009.

Cash Flows

As of January 31, 2009, our cash balance was $1,094,000 as compared to $495,000 at January 31, 2008.  Working capital was $1 million at the end of the prior year and became a deficiency of $1.6 million at January 31, 2009.

We began operations during the year ended January 31, 2008 with initial funding of $485,000, net of expenses, from investors in a private offering. In May 2007, we borrowed $1.5 million, without interest, through the issuance of promissory notes. At the time, the lenders agreed that the indebtedness would convert into our common stock on the same terms as provided in a subsequent private placement. On August 2, 2007 through August 14, 2007, we borrowed an additional $490,000, at 6% interest, to be paid out of the proceeds of the next financing. On August 17 and 22, 2007, we closed on a private placement of 49.9 units, in which we received net proceeds of $3.5 million, after placement agent and other fees and from which we repaid the $490,000 of loans. As part of the private placement, the $1.5 million loans mentioned above were converted into 1.5 units. During the year ended January 31, 2009 we borrowed on a short-term basis $500,000 in order to enter into a long-term financing that was subsequently called off.

Cash Flow Used in Operating Activities:  Our principal operating source of cash is from serving as a broker for luxury private transport by connecting travelers with independently owned and operated executive aircraft.  Our principal operating uses of cash are for payments associated with the contracted aircraft and related services and costs incurred to sell and market our services principally commissions and general and administrative expenses.

For the year ended January 31, 2009, our operations generated $695,000.  While we incurred an operating loss of $4.0 million, the loss included $2.0 million of non cash charges. In addition, as a result of our change in terms with our customers to require prepayments in most instances and deferrals of payments to vendors we generated cash as a result of significant decrease in working capital other than the cash component thereof.  During the period from February 1, 2007 (date of inception) through January 31, 2008, our operations resulted in negative cash outflows of $4.0 million, which was the result of a net loss of $3.4 million, after reduction for non-cash charges of $2.1 million and the buildup of net working capital items by $588,000, excluding cash.

Cash Flow Used in Investing Activities: During the year ended January 31, 2009 and 2008, the Company used cash to acquire property and equipment of $96,000 and $550,000.

Cash Flow from Financing Activities: During the year ended January 31, 2009 we borrowed on a short-term basis $500,000 in order to enter into a long-term financing that was subsequently called off. During the prior year period the Company received its initial funding from equity investors ($485,000, net of expenses) and bridge loans of $2 million. In addition in August 2007, we closed on a private placement of 49.9 units, consisting of 100,000 shares of our common stock and 50,000 warrants to buy our common stock at $1 per share, in which we received net proceeds of $3.0 million, after placement agent and other fees and from which we repaid the $490,000 of loans. As part of the private placement, the $1.5 million of the bridge loans were converted into 1.5 units.

ITEM 8.	FINANCIAL STATEMENTS

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

As of January 31, 2009, the management of the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2009, because of the material weaknesses described below.

The Company’s management performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to all the balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during management's assessment were (i) insufficient evidence of a robust corporate governance function; (ii) lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise; (iii) inadequate security over information technology, (iv) inconsistent operation or lack of evidence to document compliance with the operation of internal accounting controls in accordance with Company’s policies and procedures; and (v) insufficient resources to remediate deficiencies in internal control identified in prior year's assessment of the effectiveness of internal controls. These control deficiencies did not result in audit adjustments to the Company’s 2009 interim or annual financial statements. However, these control deficiencies could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that these control deficiencies constitute material weaknesses.

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2009, based on the criteria in Internal Control-Integrated Framework issued by COSO.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

The following persons except Mr. Cohen and Mr. Giannone became our executive officers and directors on August 22, 2007, upon effectiveness of the merger, and hold the positions set forth opposite their respective names.

Name	Age	Position
Gregory D. Cohen	40	Chief Executive Officer and Director
Craig Spitzer	44	Chairman of the Board of Directors
Christian Matteis	35	President and Chief Operating Officer
Jan E. Chason	63	Chief Financial Officer and Treasurer
Andrew Drykerman	31	Executive Vice President
Justin Fries	40	Director
Gregory Giannone	46	Director
Jonathan Gilbert	38	Secretary and Director
Shlomo Piontkowski	60	Director

Our directors hold office for one-year terms and until their successors have been elected and qualified. Our officers are elected annually by the board of directors and serve at the discretion of the board.

Biographies

Gregory Cohen has served as our Chief Executive Officer since August 2008 and as a member of our board of directors since May 2008.  Mr. Cohen was the founding shareholder of Halcyon Jets. He is the Managing Director of Philabelle Consulting Corp. which provides management and consulting services to private and publicly traded companies including to the Company. He has also been the managing member of Bulldog Boxing, LLC since 1998, providing managerial and promotional services to a number of world champions and top contenders in boxing. From 2005 through 2007, Mr. Cohen also served as executive producer of several motion pictures. Mr. Cohen graduated George Washington University with a B.B.A. degree.

Craig Spitzer was appointed our Chairman of the Board effective August 12, 2008.  He has served as a member of our board of directors since the Merger. Mr. Spitzer has served as a director of Halcyon since March 2007. Since March 2007, Mr. Spitzer has also been serving as the Managing Partner for A2C Consulting, an information technology consultant firm based in Pennsylvania. In June 2005, Mr. Spitzer founded and is currently a minority investor in Gateway Architectural Solutions, a building supplies company based in California. In January 2004, he co-founded a real estate development company in Arizona called Warner Spitzer Walsh Development. From March 1994 to November 2002, Mr. Spitzer founded and served as the Chairman and Chief Executive Officer of Alliance Consulting, an information technologies consulting firm based in New York and Massachusetts. Mr. Spitzer has been serving on the Board of Trustees of the Kiski School, a boarding school in Pennsylvania, since June 2005.

Christian Matteis has served as our President and Chief Operating Officer since the Merger. Mr. Matteis has served as Halcyon’s President and Chief Operating Officer since late March 2007. Prior to joining us, Mr. Matteis was employed by Blue Star Jets, LLC, a private jet charter broker, from November 2002 to March 17, 2007.

Jan E. Chason has served as our Chief Financial Officer and Treasurer since the Merger. Mr. Chason has served as Halcyon’s Chief Financial Officer and Treasurer since April 2007. From February 2006 through September 2008, he was also Chief Financial Officer and Executive Vice President for Ckrush, Inc.  From 1996 through February 2006, Mr. Chason was the Chief Financial Officer or served in as a senior financial officer for Triathlon Broadcasting Company, The Marquee Group, Inc., Artist Group International LLC, Clear Channel Communications Inc. and Majesco Entertainment Company. Mr. Chason was also a partner at Ernst & Young LLP. Mr. Chason is a Certified Public Accountant and has a B.B.A. from City College of New York.

Andrew Drykerman has served as our Executive Vice President since the Merger. Mr. Drykerman has served as Halcyon’s Executive Vice President since April 2007. From January 2005 to March 2007, Mr. Drykerman was the founder and owner of Relaxx Dry Cleaning, a pick-up and drop off dry cleaning service in San Diego, CA. He currently maintains a minority interest in Relaxx Dry Cleaning. Mr. Drykerman purchased a franchise interest in World-Wide Express, a business to business company, in March 2002 and currently maintains a minority interest in that company. From 1999 to February 2002, Mr. Drykerman founded and operated Marathon Cleaning, a commercial and construction cleaning company in the Washington DC metropolitan area. Mr. Drykerman is a graduate of George Washington University.

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

Gregory Giannone has served a member of our Board of Directors and Chairman of its Audit Committee since December 9, 2008. He is a Partner in the accounting firm of J. T. Shulman & Company, P.C. since 1995. Mr. Giannone is a Certified Public Accountant and holds a B.S. in Accounting from C. W. Post College.

Jonathan Gilbert has been our Secretary and a member of our board of directors since the Merger. He served as our Chief Executive Officer from the Merger through May 29, 2008.  Mr. Gilbert is a founder of Halcyon and served as its Chief Executive Officer, Secretary and a director since its inception in February 2007 through May 28, 2008. From October 1998 to January 2007, Mr. Gilbert was the owner and President of Gilbert Capital Management Corp., an investment advisory firm based in New York. While with Gilbert Capital, Mr. Gilbert also served as the executive producer of several motion pictures. Mr. Gilbert holds a B.B.A. in finance from George Washington University.

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

There are no family relationships among our directors and executive officers, except that Shlomo Piontkowski, one of our directors, is the father-in-law of Jonathan Gilbert, our Secretary and a Director.

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

Code of Ethics

 We have not adopted a code of ethics due to the relatively small number of executive officers in our Company.  Nevertheless, we are currently considering adopting such a code in the near future.

Board Committees

The board of directors appointed an audit committee and compensation committee, and adopted charters relative to the audit committee. We appoint persons to committees of the board of directors who we believe meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange. Currently, Mr. Giannone qualifies as an “audit committee financial expert,” within the meaning of SEC Regulation S-K, Item 407(d)(5).

Compliance with Section 16(a) of the Securities Exchange Act of 1934, as Amended

We have determined that each of our executive officers and directors did not file Form 3 pursuant to Section 16(a) of the Exchange Act on a timely basis.  Each of Gregory D. Cohen, Jan E. Chason, Jonathan Gilbert, Andrew Drykerman, Justin Fries Gregory, Giannone and Shlomo Piontkowski did file a Form 3 in March or April 2009. Christian Matteis and former directors and officers Mitchell Blatt, Shelton Lee, Justin Fries and William Locantro have not filed Form 3.

Communications with the Board of Directors

Stockholders may communicate with the Board of Directors by sending an email to IR@halcyonjets.com or by sending a letter to Halcyon Jets Holdings, Inc. Board of Directors, c/o Jan E. Chason, Chief Financial Officer, 336 West 37th Street, New York, NY 10018.  Mr. Chason will receive the correspondence and forward it to the Chairman or to any individual director or directors to whom the communication is directed, unless the communication is unduly hostile, threatening, and illegal, does not reasonably relate to the Company or its business, or is similarly inappropriate.  The Chief Financial Officer has the authority to discard or disregard any inappropriate communications or to take other appropriate actions with respect to any such inappropriate communications.

Item 11.	EXECUTIVE COMPENSATION Summary Compensation Table

The following table sets forth certain information regarding compensation during each of the last two fiscal years to our Chief Executive Officers for each of those years and any officer who earned in excess of $100,000 during the year ended January 31, 2009.

Name and Principal Position	Year	Salary $	Option/ Warrant Awards $(1)	All Other Compensation $	Total $
Gregory D. Cohen
Chief ExecutiveOfficer (2)	2009	287,708	177,781	145,833	611,322
Mitchell Blatt
Chairman and Chief ExecutiveOfficer (3)	2009	85,000	222,720	65,000	372,720
Jonathan Gilbert (4)	2009	10,417	6,560	66,666	83,643
Chief Executive Officer	2008	180,417	34,000	10,800	225,217
Christian Matteis	2009	362,500	6,560		369,060
President	2008	416,667	34,000	—	450,667
Jan E. Chason	2009	204,166	1,640	—	205,806
Chief Financial Officer	2008	104,167	8,500		112,667
Andrew Drykerman	2009	133,761	3,280	—	137,041
Executive Vice President	2008	104,167	17,000		124,167

(1)
 Represents compensation expense incurred by us in the fiscal year. See Note 8 to our Consolidated Financial Statements included herein for details as to the assumptions used to determine the fair value of the option awards including the expense related to the repricing, in fiscal 2009, of options issued in 2008.

(2)
We pay Philabelle Consulting Corp for Mr. Cohen’s services.  “Salary” is the portion of the compensation paid subsequent to his appointment and payments prior to that date were included in “All Other Compensation”

(3)
Mr. Blatt served as our Chairman and Chief Executive Officer from May to August 2008 and the related compensation during the period was included in “Salaries”.  Payments under his termination agreement during the fiscal year were included in “All Other Compensation”.

(4)
Mr. Jonathan Gilbert served as our Chief Executive Officer during fiscal 2008 through May 2008 and his compensation for these services was included in “Salary”.  Payments for all other services in fiscal 2009 were included in “All Other Compensation” and certain reimbursements for expenses were included in this caption for fiscal 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table shows the status of stock options and warrants outstanding on the last day of our fiscal year ended January 31, 2009, to each of the executive officers name in the Summary Compensation Table.
Name	Number of Securities Underlying Unexercised Options/ Warrants (#) Exercisable	Number of Securities Underlying Unexercised Options/ Warrants (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Gregory D. Cohen	830,000	—	.38	August 16, 2017
	500,000	500,000	.38	July 13, 2013
Mitchell Blatt	500,000		.38	July 13, 2013
Jonathan Gilbert	100,000		.38	August 16, 2017
Christian Matteis	100,000	—	.38	August 16, 2017
Jan E. Chason	25,000	—	.38	August 16, 2017
Andrew Drykerman	50,000	—	.38	August 16, 2017

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

During our last completed fiscal year, none of our executive officers exercised any options or warrants to acquire our capital stock.

Long-Term Incentive Plans  – Awards in Last Fiscal Year

Neither we nor any of our subsidiary maintain any long-term incentive plans, as defined in SEC Regulation S-K, Item 402(a) (6) (iii)

Employment Agreements

Gregory D. Cohen is the Managing Director of Philabelle Consulting Corp which provides management services to us.  In May 2008 we entered into a contract with Philabelle for a 2 year term which provides for base annual compensation of $300,000 (informally reduced to $275,000 in December 2008) and reimbursement of expenses. The agreement automatically renews on a year-to-year basis unless notice is given within at least sixty days of the termination date.  Philabelle also received warrants to purchase one million shares of common stock at an exercise price of $.38 per share which vested 50% on commencement of the agreement and 50% after one year.  In the event of a change in control Philabelle is entitled to an additional bonus payment in an amount equal to two times the annual compensation then in effect.

The Company is negotiating the terms of an employment agreement with Mr. Cohen.

In 2007, we entered into an employment agreement with Christian Matteis to serve as our President and Chief Operating Officer. The initial term of the agreement is three years, with automatic one-year renewals following this three-year period. Pursuant to the agreement, Mr. Matteis is to receive an annual base salary of $500,000, $525,000 and $550,000, respectively, for the first three years, and then an agreed upon salary (of not less than $550,000) for all future years of employment. Pursuant to an amendment to his agreement in March 2007, Mr. Matteis’ annual base salary was reduced to $350,000 for the period of March 15, 2008 through February 15, 2009.  (As of April 17, 2009, under an informal arrangement we continue to pay Mr. Matteis at the annual rate of $350,000.) Under the terms of the agreement, Halcyon has granted to Mr. Matteis 850,000 restricted shares of its common stock. In addition, Mr. Matteis shall receive the same number of common stock purchase options as are granted to the Chief Executive Officer. If Mr. Matteis’ employment is terminated without cause or if he resigns for good reason, we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for one year (or for the remainder of the term, if longer than one year), payable in accordance with standard payroll procedures. In addition, Mr. Matteis will continue to be able to exercise his options pursuant to their original terms. Under the agreement, if Mr. Matteis is terminated with cause or if he voluntarily resigns (other than for good reason), he is prohibited from competing with us during the initial three-year term of employment and for one year after the termination of his employment. The agreement also provides that we will indemnify Mr. Matteis for various liabilities, including without limitation by reason of the fact that he allegedly is in violation of an agreement with his former employer, Blue Star, by virtue of his employment with us.

We also entered into an employment agreement with Jonathan Gilbert to serve as our Chief Executive Officer in 2007. The initial term of the agreement is three years, with automatic one-year renewals following this three-year period. Pursuant to the agreement, Mr. Gilbert is to receive an annual base salary of $235,000, $246,750 and $259,000, respectively, for the first three years, and then an agreed upon salary (of not less than $259,000) for all future years of employment. His base salary was reduced to $75,000 annually effective January 1, 2008. In addition, Mr. Gilbert is eligible to receive a number of common stock purchase options as determined by the board of directors. If Mr. Gilbert’s employment is terminated without cause or if he resigns for good reason, we will be obligated to pay him, as severance, his then current annual base salary and annual bonuses (as such is defined within the agreement) for one year (or for the remainder of the term, if longer than one year), payable in accordance with standard payroll procedures. In addition, Mr. Gilbert will continue to be able to exercise his restricted shares and options pursuant to their original terms. Under the agreement, if Mr. Gilbert is terminated with cause or if he voluntarily resigns (other than for good reason), he is prohibited from competing with us during the initial three-year term of employment and for one year after the termination of his employment (should this be greater than the initial three-year term). Mr. Gilbert resigned as Chief Executive Officer in May 2008.

Effective August 12, 2008, Mitchell Blatt resigned as Chairman and Chief Executive Officer. A copy of his termination agreement was included in our Current Report on Form 8-K, filed with the Securities and Exchange Commission on August 18, 2008.

Director Compensation

We do not have compensation arrangements in place for members of our Board of Directors.  Immediately following the Merger, we granted the options to our then non-employee directors, pursuant to the Stock Incentive Plan.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table is based upon 25,646,667 shares of common stock outstanding as of April     , 2009, and sets forth based upon our knowledge of securities issued by us, certain information regarding the ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) each executive officer; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to such shares of common stock. The address of each of the stockholders listed below except as noted is c/o Halcyon Jets Holdings, Inc., 336 West 37 th Street, Suite 800, New York, New York 10018.

Name of Beneficial Owner	Number of Shares Beneficially Owned (1)		Voting Power (%)
5% Owners:
James Nigro 730 Picacho Lane, Montecito, CA 93108	1,500,000		5.85
Silverman Partnership LP PO Box 9200 Jupiter, FL 33468	1,500,000		5.85
Executive Officers and Directors:
Gregory D. Cohen (2)	2,375,000	(3)	8.80
Christian Matteis	950,000	(4)	3.69
Jonathan Gilbert	950,000	(4)	3.69
Andrew Drykerman	300,000	(5)	1.67
Craig Spitzer	150,000	(5)	*
Jan Chason	125,000	(6)	*
Justin Fries	85,000	(7)	*
Gregory Giannone	-
Shlomo Piontkowski	75,000	(5)	*
All executive officers and directors as a group (9 persons)	5,010,000	(8)	18.28

*   Represents less than 1%

(1)	Unless otherwise indicated, includes shares owned by a spouse, minor children, and relatives sharing the same home, as well as entities owned or controlled by the named beneficial owner.
(2)	Gregory D. Cohen, as managing partner, has voting control over the shares beneficially owned by Philabelle Consulting Corp.
(3)
Includes options and warrants to purchase 1,330,000 shares of our common stock that are currently exercisable held by Philabele Consulting Corp. Does not include 500,000 shares of common stock underlying warrants  that have not vested and are not vesting within 60 days.

(4)	Includes options to purchase 100,000 shares of our common stock that are currently exercisable
(5)	Includes options to purchase 50,000 shares of our common stock that are currently exercisable.
(6)	Includes options to purchase 25,000 shares of our common stock that are currently exercisable.
(7)	Includes 10,000 shares of common stock owned by Garber Atlas Fries and Associates, Inc., an entity of which Mr. Fries is a principal. Includes options to purchase 50,000 shares of our common stock that are currently exercisable.
(8)	Includes options to purchase an aggregate of 1,755,000 shares of our common stock that are currently exercisable.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Gregory D. Cohen is the Managing Director of Philabelle Consulting Corp which provides management services to us.  In May 2008 we entered into a contract with Philabelle for a 2 year term which provides for base annual compensation of $300,000 (informally reduced to $275,000 in December 2008) and reimbursement of expenses. The agreement automatically renews on a year-to-year basis unless notice is given within at least sixty days of the termination date.  Philabelle also received warrants to purchase one million shares of common stock at an exercise price of $.38 per share which vested 50% on commencement of the agreement and 50% after one year.  In the event of a change in control Philabelle is entitled to an additional bonus payment in an amount equal to two times the annual compensation then in effect.

            Garber Atlas Fries and Associates, Inc. an entity of which Justin Fries, a director of Halcyon, is a principal owns 10,000 shares of Halcyon common stock. In addition, the entity acts as the insurance broker for Halcyon and was paid standard commissions for these services.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES

On behalf of Halcyon and its shareholders, the Audit Committee retained Rosenberg Rich Baker Berman and Company to audit our consolidated financial statements for fiscal 2009. In addition, the Audit Committee retained Rosenberg Rich Baker Berman, as well as another accounting firm, to provide other auditing and advisory services in 2009. We understand the need for Rosenberg Rich Baker Berman to maintain objectivity and independence in its audit of our financial statements and our internal control over financial reporting. To minimize relationships that could appear to impair the objectivity of Rosenberg Rich Baker Berman, our Audit Committee has restricted the non-audit services that Rosenberg Rich Baker Berman may provide to us primarily to tax services and merger and acquisition due diligence services. The Audit Committee has also adopted policies and procedures for pre-approving all non-audit work performed by Rosenberg Rich Baker Berman. The chair of the committee is authorized to pre-approve any audit or non-audit service on behalf of the committee, provided such decisions are presented to the full committee at its next regularly scheduled meeting.

The aggregate fees billed by Rosenberg Rich Baker Berman in fiscal 2009 and 2008 for these various services were:

Type of Fees	2009	2008

Audit Fees	$90,210	$37,380

Audit-Related Fees	88,630	47,770

Tax Fees	11,700	--

Total	$190,540	$85,150

In the above table, in accordance with the SEC’s rules, “audit fees” are fees that we paid to Rosenberg Rich Baker Berman for the audit of our annual financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs. “Audit-related fees” merger and acquisition due diligence services. “Tax fees” are fees for tax compliance, and tax planning.

PART IV
ITEM 15.          EXHIBITS

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

HALCYON JETS HOLDINGS, INC.

Date: April 23, 2009	/s/ Gregory D. Cohen
Gregory D. Cohen
Chief Executive Officer and Director
(Principal Executive Officer)

Date: April 23, 2009	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

Date: April 23, 2009	/s/ Gregory Giannone
Gregory Giannone
Director

Date: April 23, 2009	/s/ Justin Fries
Justin Fries
Director

Date: April 23,2009	/s/ Jonathan Gilbert
Jonathan Gilbert
Director

Date: April 23, 2009	/s/ Shlomo Piontkowski
Shlomo Piontkowski
Director

Date: April 23, 2009	/s/ Craig Spitzer
Craig Spitzer
Director

Halcyon Jets Holdings, Inc. and Subsidiary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Halcyon Jets Holdings, Inc and Subsidiary

We have audited the accompanying consolidated balance sheets of Halcyon Jets Holdings, Inc. as of January 31, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. Halcyon Jets Holdings, Inc.'s management are responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Halcyon Jets Holdings, Inc. as of January 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company began its operations in March 2007 and has not as yet attained a level of operations which allows it to meet its current overhead. In addition the Company does not contemplate attaining profitable operations within its first few operating cycles and is dependent upon obtaining additional financing adequate to fund working capital, infrastructure, and significant marketing/investor related expenditures to gain market recognition in order to achieve a level of revenue adequate to support its cost structure. These conditions raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 17, 2009
Except for Note 14, as to which the date is April 22, 2009

HALCYON JETS HOLDINGS, INC
CONSOLIDATED BALANCE SHEETS

	January 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash	$1,093,859	$495,206
Cash - restricted	941,156	1,091,081
Accounts receivable - net of allowances of $150,000 and $ 10,000	214,149	1,395,486
Prepaid expenses and other current assets	168,987	507,678
Total current assets	2,418,151	3,489,451

PROPERTY AND EQUIPMENT - net	320,017	449,220

OTHER ASSETS	196,938	78,698

TOTAL ASSETS	$2,935,106	$4,017,369

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,245,047	$1,696,527
Note payable	543,906	-
Accrued excise taxes	97,565	102,793
Deferred revenues	1,143,670	685,897
Total current liabilities	4,030,188	2,485,217

STOCKHOLDERS'S EQUITY/(DEFICIENCY)
Common stock - $.001 per value, authorized 300,000,000 shares
25,646,667 and 25,647,500 shares issued and outstanding	25,647	25,648
Additional paid in capital	8,462,589	7,608,877
Deferred compensation	(58,382)	(557,600)
Accumulated deficit	(9,524,936)	(5,544,773)
Total stockholders' equity /(deficiency)	(1,095,082)	1,532,152

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIENCY)	$2,935,106	$4,017,369

See notes to the consolidated financial statements.

HALCYON JETS HOLDINGS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 31,
	2009	2008

REVENUES
Passenger	$43,693,613	$12,128,654
Other	852,946	179,048
Total revenues	44,546,559	12,307,702

OPERATING COSTS AND EXPENSES
Charter costs	36,993,811	10,587,483
Compensation and benefits	6,471,256	3,988,661
Other operating costs	3,874,132	2,745,084
Depreciation and amortization	171,753	101,659
Termination benefits	332,000	-
Loss on deferred office expansion	110,883	-
Total operating costs	47,953,835	17,422,887

Operating loss	(3,407,276)	(5,115,185)

Other income/(expenses)
Interest income	26,964	45,765
Interest and finance costs	(50,225)	-
Amortization of debt discount	(191,043)	(375,000)
Loss on broker loans	(78,271)
Costs related to abandoned acquisitions	(280,312)	-
Merger costs	-	(100,353)
	(572,887)	(429,588)
Net loss	$(3,980,163)	$(5,544,773)

Net loss per common share	$(0.16)	$(0.25)

Average number of shares outstanding	25,639,105	22,448,146

See notes to the consolidated financial statements.

HALCYON JETS HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY/(DEFICIENCY)

			Additional			Total
	Common Stock		Paid in	Deferred	Accumulated	Stockholders'
	Shares	Amount	Capital	Compensation	Deficit	Equity/(Deficiency)
Issuance of common stock in connection with:
Founders	10,275,000	$10,275				$10,275
Private placement at $.50 per share,
net of expenses of $25,000	1,020,000	1,020	$483,678			484,698
Financing fee	750,000	750	374,187			374,937
Private placement of 49.9 units of common stock
and warrants at $100,000 per unit, net of
expenses of $460,000	4,990,000	4,990	4,525,125			4,530,115
Advertising representation agreement	12,500	13	27,987			28,000
Investor relations consulting arrangement	100,000	100	239,900			240,000

Effect of recapitalization - reverse merger	8,500,000	8,500	(8,500)			-
Compensation expense - issuance of employee stock options			1,232,000			1,232,000

Issuance of options and warrants in connection with services contracts			734,500	$(734,500)		-

Amortization of deferred compensation				176,900		176,900

Net loss for the period					$(5,544,773)	(5,544,773)
Balance -January 31, 2008	25,647,500	$25,648	$7,608,877	$(557,600)	$(5,544,773)	$1,532,152

Forfeiture of shares on termination of employment	(33,333)	(34)	34			-

Issuance of common shares in connection with:
Advertising representation agreement	17,500	18	23,742			23,760
Employment agreement	15,000	15	22,485			22,500

Issuance of employee stock options			63,750			63,750

Adjustment of exercise price for employee stock options			243,704			243,704

Issuance of warrants:
Officers and employees			308,954			308,954
Financing fee			52,011			52,011

Beneficial conversion feature – note payable			139,032			139,032
Amortization of deferred compensation				499,218		499,218

Net loss for the period	-	-	-	-	(3,980,163)	(3,980,163)
Balance -January 31, 2009	25,646,667	$25,647	$8,462,589	$(58,382)	$(9,524,936)	$(1,095,082)

See notes to the consolidated financial statements.

HALCYON JETS HOLDINGS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,980,163)	$(5,544,773)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	171,753	100,353
Amortization of loan discount	191,043	375,000
Non-cash compensation expense	1,127,811	1,687,175
Provisions for losses	524,298	-
Decrease (increase) in operating assets:
Cash - restricted	149,925	(1,091,081)
Receivables	1,181,337	(1,395,486)
Prepaid expenses and other assets	37,132	(507,678)
Security deposits	(23,082)	(78,698)
Increase (decrease) in operating liabilities:
Payables and accrued expenses	862,486	1,696,527
Accrued excise taxes	(5,228)	102,793
Deferred revenues	457,773	685,897
NET CASH PROVIDED FROM/ (USED IN) OPERATING ACTIVITIES	695,086	(3,969,971)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(96,433)	(549,573)
NET CASH USED IN INVESTING ACTIVITIES	(96,433)	(549,573)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loans	500,000	1,990,000
Proceeds from private placements - net	-	3,514,750
Repayment of loans	(500,000)	(490,000)
NET CASH PROVIDED FROM FINANCING ACTIVITIES	-	5,014,750

NET INCREASE IN CASH	598,653	495,206

CASH - BEGINNING OF THE PERIOD	495,206
CASH - END OF THE PERIOD	$1,093,859	$495,206

Supplemental Disclosures:
Cash paid during the period for interest	$3,000	$800

Cash paid during period for taxes	$6,000	$-

Non-cash investing and financing acitivities
Common stock issued for:
Services	$24,000	$268,000
Financing fees	52,000	375,000
Employment agreement	23,000
Liqudation of notes payable		1,500,000

Options and warrants for services	1,116,000	735,000

Issuance of note in connection with trade indebtedness	606,000

See notes to the consolidated financial statements.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business

Halcyon Jets Holdings, Inc. (formerly Greenleaf Forest Products, Inc.)(“HJHI”) operating through its wholly-owned subsidiary Halcyon Jets, Inc. (“HJI”) (collectively the “Company”) is a broker of on-demand aircraft services, serving as agent to its customers in arranging for their transportation needs. The Company began its operations in March 2007. HJI does not own or operate the aircraft on which its customers fly. HJI arranges luxury private transportation by connecting travelers with independently owned and operated executive aircraft that are compliant with the minimum requirements of Part 135 of the Federal Aviation Regulations for aircraft maintenance, aircrew training and aircraft operations.

On August 17, 2007, a subsidiary of HJHI consummated a merger (the "Merger") with HJI. Pursuant to the Merger, HJI became a wholly-owned subsidiary of the Company. As a result of the Merger, the former stockholders of HJI became the controlling stockholders of the Company. Additionally, subsequent to the Merger, the Company discontinued its former business. Accordingly, the transaction was treated for accounting purposes as a reverse acquisition of a public shell, and the transaction has been accounted for as a recapitalization of the Company, rather than a business combination. Therefore, the historical financial statements of HJI are the historical financial statements of the Company and historical stockholders' equity of HJI was restated to reflect the recapitalization. Pro forma information has not been presented since the transaction is not a business combination. Costs incurred by HJI, principally professional fees in connection with the Merger, amounting to $100,000, were charged to operations in August 2007.

The Company’s operations principally involve providing flight arrangements which originate both domestically and internationally, as well as, flights which operate entirely internationally although such flights have not been material to date. The Company is centrally managed and the chief operating decision makers, the chief executive and other officers, use consolidated and other financial information supplemented by sales information by office for making operational decisions and assessing financial performance. Accordingly, the Company operates in a single segment.

Note 2. Basis of Preparation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. The Company began its current operations in late March 2007 and has not as yet attained an operating level which allows it to meet its overhead.  We have managed our liquidity during this time through institution of prepayment terms with our clients; restructuring of vendor payment terms and a series of cost reduction initiatives.  The global credit market crisis has had a dramatic effect on our industry, and beginning during our fourth quarter ended January 31, 2009, the increased turmoil in the financial markets and the depressed economy has resulted in a significant decline in private jet aircraft use.  Further, in December 2008, one of the Company’s sales representatives terminated its relationship with the Company.  The sales representative was responsible for approximately 20% of the Company’s revenues for the year ended January 31, 2009.

The Company is dependent upon obtaining additional financing adequate to fund working capital, infrastructure and significant marketing/investor related expenditures to gain market recognition in order to achieve a level of revenue adequate to support its cost structure, none of which can be assured. While the Company has funded its initial operations with bank credit through the use of “credit cards”, private placements of equity, bridge loans and completed a reverse merger and became a publicly owned entity, there can be no assurance that adequate financing will continue to be available to the Company and, if available, on terms that are favorable to the Company.   Our ability to continue as a going concern is dependent on many events outside of our direct control, including, among other things, our clients, as well as new customers, substantially increasing their use of our services and our vendors continuing to conduct business with us without requesting faster payment or other assurances. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

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

Cash and cash equivalents on deposit with financial institutions are insured for up to $250,000 by the FDIC. The Company’s balances in its accounts are at times in excess of the federally insured limit.

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

Property and Equipment

Property and equipment consists of leasehold improvements, office equipment and capitalized website development costs and is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets, generally three to seven years.

Advertising and Marketing Expenses

The costs of advertising and marketing expenses are expensed as incurred. Advertising and marketing expenses were $981,000 and $739,000 for the year ended January 31, 2009 and 2008, respectively.

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

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities at January 31. 2008 were primarily attributable to net operating loss carry-forwards. Since the Company has only recently begun its operations, a full valuation allowance has been established.

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 4,300,000 and warrants 4,915,000 – 2009) and (options -4,935,000 and warrants -3,165,000  - 2008) are anti-dilutive.

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

Recently Issued Accounting Pronouncements

In September 2006, FASB issued SFAS No. 157 “Fair Value Measurements. ” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Management is currently evaluating the effect of this pronouncement on its financial statements.

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

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements – continued

In March 2008, the FASB issued FASB Statement No. 161, Disclosures About  Derivative Instruments and Hedging Activities (“SFAS161”), which amends and expands the disclosure requirements of FASB Statement No. 133 with the intent to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments, how the derivative instruments and the related hedged items are accounted for and how the related hedged items affect an entity’s financial position, performance and cash flows. This Statement is  effective for financial statements for fiscal years and interim periods beginning after November 15, 2008. Based upon the Company’s current operations, management believes SFAS 161 will have no impact on the financial statements of the Company once adopted.

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

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets ” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“FAS 142”). This change is intended to improve the consistency between the useful life of a recognized intangible asset under FAS 142 and the period of expected cash flows used to measure the fair value of the asset under FAS 141R and other GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, which will be the Company’s fiscal year 2010. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. The Company does not expect the adoption of this statement to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 mandates a two-step process for evaluating whether an equity-linked financial instrument or embedded feature is indexed to the entity’s own stock.  It is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  We do not expect the adoption of EITF 07-05 will have a material impact on results of operations, financial position, or cash flows.

Note 4.   Restricted Cash

The Company offers a membership card program for clients to purchase credits towards the cost of future air charters, catering and related services. The Company maintains the amounts received related to this program in segregated bank accounts. Amounts on deposit with the Company as of January 31, 2009 and 2008 amounted to $666,000 and $407,000, respectively,  and was classified as Cash – restricted in the accompanying consolidated balance sheet and the liability related to the unused credits was included in deferred revenues.

In August 2007, the Company entered into a credit card processing agreement. The agreement, as amended in July 2008, requires the Company to provide a standby letter of credit in the amount of $75,000. To satisfy this obligation the Company opened a line of credit, with the merchant services as the beneficiary in case of default or failure to comply with the credit card processing requirements. In order to fund the line of credit, the Company was required to deposit a compensating balance of $75,000 into a restricted money market account with the financial institution. This compensating balance for the line of credit is included in Cash - restricted on the balance sheet ($75,000 and $150,000 as of January 31, 2009 and 2008, respectively) and will be restricted for the contract period of one year; however it is the intention of the Company to continue the relationship and will maintain both the standby letter of credit and the security deposit, if required.  During August 2008, the Company was required to establish a cash reserve of $200,000 with a credit card company in connection with its merchant services arrangement which was classified as Cash – restricted in the accompanying consolidated balance sheet as of January 31, 2009.

From time to time, the Company also maintains cash reserve with a credit card company to provide a credit line to secure future air charter services from vendors. The cash reserve is adjusted periodically based upon the dollar volume of future requirements. As of January 31, 2009 and 2008, the Company had no deposit and $534,000 with the credit card company.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

Note 5. Prepaid Expenses and other current assets

Prepaid expenses and other current assets consist of:

	January 31,
	2009	2008
Commission advances/loans-net	$111,000	$163,000
Flight costs	15,000	159,000
Promotions	19,000	119,000
Other	24,000	67,000
	$169,000	$508,000

On June 2, 2008, the Company loaned $150,000 to another company in the private jet brokerage business. The Company also entered into a nonbinding letter of intent to acquire the other company. The amount which is included in Prepaid expenses and other current assets in the accompanying consolidated balance sheet was due August 29, 2008 with interest at 12% per annum. As collateral, the Company was assigned all private aviation flights arranged by the broker and is to retain the entire gross margin from these flights in satisfaction of the indebtedness as well as certain other assets. In addition the owners of the brokerage have guaranteed payment and performance. The Company has collected $22,000 through the assignment of flights. Since the Company had not collected the balance by the due date, in September 2008, the Company terminated the potential acquisition and commenced legal proceedings to collect on the defaulted promissory note and the guarantees therewith. See also Note 9 - Litigation.

In February and May 2008, the Company retained two sales representative companies under five year arrangements. Compensation is based upon a percentage of the gross profits earned by the Company and the Company advanced the representatives $195,000. During fiscal 2009 the Company was repaid $25,000 of the advance and in February 2009, the Company agreed to forgive $78,000 of the advance in return for a reduction in the commission rate paid to the representatives.  As of January 31, 2009, $41,000 representing the current portion of the advance was included in Prepaid Expenses and other current assets and the balance was included in Other Assets in the accompanying Consolidated Balance Sheet.

Note 6. Property and Equipment

Property and equipment consists of:

	January 31,
	2009	2008
Furniture and fixtures	$102,000	$98,000
Computer equipment	163,000	153,000
Leasehold improvements	188,000	163,000
Web development costs	139,000	137,000
	592,000	551,000
Accumulated depreciation	272,000	102,000
	$320, 000	$449,000

Note 7. Short Term Loans

In January 2009, one of the Company’s vendors agreed to extend payment terms for the then outstanding indebtedness of $606,000.  The Company executed a note which allows the Company to pay the indebtedness in monthly installments of $65,000 through September 2009 when the balance with interest at 8 % per annum is due.  If the Company defaults in its obligations under the note the interest rate increases to 14%.  Under certain circumstances, the Company is required to make prepayments.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements - continued

In August 2008, the Company borrowed $500,000, repayable in two installments of $250,000 on January 2, 2009 and March 2, 2009. The obligation was convertible into common stock at $.20 per share at the option of the lender. In lieu of interest, the lender received a warrant to purchase 250,000 shares of common stock at $.10 per share. The loan was recorded net of  a discount of $194,000 representing the sum of the relative fair value of the warrant ($52,000) and the relative fair value of the beneficial conversion feature of the below market conversion rate ($139,000) using the Black-Scholes model .  The Company repaid the loan in October 2008 and, as a result, the Company recorded loan discount expense of $194,000 for the year ended January 31, 2009.

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

Note 8. Stockholders’ Equity

Preferred Stock

The board of directors is authorized to issue up to 10 million shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

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

During the year ended January 31, 2009 and 2008, the Company issued 18,000 and 12,500 shares of common stock, respectively, to an advertising agency and during the fiscal 2008 fiscal year issued 100,000 shares to an investor relations firm for services rendered.  As of January 31, 2009 the Company was obligated to issue an additional 20,000 shares to the advertising agency for which the Company has included in accounts payable and accrued expenses as a liability of $9,000.  As of January 31, 2008, the Company was also obligated to issue 15,000 shares of common stock to an employee as a signing bonus. The fair value of the securities issued or issuable in connection with these arrangements of $9,000 and $314,000 was recorded as non cash compensation for the year ended January 31, 2009 and 2008, respectively.

Stock Options and Warrants

In August 2007, the Company adopted a Stock Incentive Plan that provides for the grant of up to 5,000,000 shares of common stock and/or options to purchase common stock to directors, employees and consultants. Immediately following the Merger, the Company granted options to purchase an aggregate of 1,700,000, 415,000 and 2,885,000 shares of our common stock at a $1 per share to our directors, employees and consultants, respectively. In October 2007, the Company also granted a consultant a warrant to purchase 500,000 shares of common stock at $.50. During the year ended January 31, 2008, the Company recorded non-cash compensation charges for the director and employee grants of $1.2 million as substantially all grants were immediately vested. In connection with the consultant option and warrant grants the Company also recorded during the 2008 fiscal year deferred compensation of $735,000 and non-cash charge of $177,000 for amortization of the deferred compensation during this period.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements – continued

On April 1, 2008, the Company’s Board of Directors authorized the Company to reduce the option exercise price from $1 to $.38 to officers, directors and key employees who hold 3,715,000 options.  In May 2008, the Company issued warrants to purchase 1 million shares of common stock at $.38 per share each to a shareholder who serves as a consultant to the Company and in connection with the employment of the Chief Executive Officer.  The options vested 50% upon issuance and the balance over the terms of the related agreements.  Upon the resignation of the Chief Executive Officer the unvested portion were forfeited.  During the year ended January 31, 2009, the Company recorded non-cash compensation charges of $616,000 related to the option and warrant issuances as well as a result of the reduction in the exercise price mentioned based upon the difference in the fair value of the options before and after the adjustment using the Black-Scholes option valuation model. The Company also recorded non-cash charge of $499,000 for amortization of deferred compensation including a write-off of amounts associated with warrants issued in connection with consulting arrangements that were terminated.

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

The fair value of option grants were estimated on the date of grant in August 2008 using the Black-Scholes option-pricing model with the following assumptions :

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

A summary of the status of the Company’s options as of January 31, 2009 and 2008 and changes during the years then ended is presented below:

	2009	2008

Outstanding at beginning of year	4,935,000	-
Granted		4,950,000
Canceled - resignations	(60,000)	(15,000)
Outstanding at end of year	4,300,000	4,935,000

Options exercisable at year-end	4,875,000	4,935,000

Fair value of options granted
during the year -		$1,584,000

The above options were granted with an exercise price of $1; however, the exercise price was reduced by the board of directors to $.38 in May 2008.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements – continued

During the year ended January 31, 2008, the fair value of employee options granted and vested was $1.2 million.  As of January 31, 2009 and 2008, there was none and approximately $51,000 of unrecognized compensation cost related to 225,000 non-vested employee stock option awards. The weighted average contractual term of exercisable options outstanding at January 31, 2009 was 8.75 years.

A summary of the status of the Company’s warrants as of January 31, 2009 and 2008 and changes during the years then ended is presented below

	2009	2008

Outstanding at beginning of year	3,165,000
Granted	2,250,000	3,165,000
Canceled - resignations	(500,000)	-
Outstanding at end of year	4,915,000	3,165,000

Note 9. Litigation

In September 2008, Jet One Group, Inc. (“Jet One”) commenced an action against the Company and several of its current and former officers, directors and employees in the United States District Court for the Eastern District of New York, alleging, among other matters, that the Company fraudulently induced Jet One to enter into a Letter of Intent (“LOI”) to acquire Jet One’s business.  Jet One alleges that the Company did not intend to acquire Jet One’s business at the time it entered into the LOI, and entered into the LOI for the sole purpose of gaining access to and stealing Jet One’s confidential customer lists.  Jet One further alleges that the alleged theft of Jet One’s confidential customer list is part of a larger pattern of thefts of trade secrets by the Company and its employees.  The Complaint alleges that the Company violated the federal Racketeering Influenced Corrupt Organizations Act, the federal Computer Fraud and Abuse Act, the New York consumer fraud and Business law statutes and committed various common law torts.  Jet One seeks compensatory damages of $15 million and treble or punitive damages of $45 million.

In November 2008, the Company filed a motion to dismiss the federal counts in this action for failure to state a claim upon which relief may be granted and also asked the district court to decline to exercise supplemental jurisdiction over Jet One’s state law claims.  In December, 2008, the Company also filed a motion for sanctions against Jet One and its counsel, alleging that the suit was frivolous and without any basis in fact.  The motion has not yet been decided by the Court.  The parties are currently engaged in discovery pending a decision on defendants’ motions.

Separately, the Company has filed an action against Jet One and its principals in the Supreme Court of New York, New York County (the “State Court Action”), in which the Company alleges that the Complaint in Jet One’s Federal Court Action contains false and defamatory statements regarding the Company and that Jet One filed its suit for the sole purpose of circulating a press release publicizing the false and defamatory allegations.  Jet One moved to dismiss the Company’s suit for failure to state a claim upon which relief may be granted, but this motion was denied by the Supreme Court.

The Company intends to vigorously defend the Jet One suit against the Company and to vigorously prosecute the State Court defamation action against Jet One.  The Company is also holding $150,000 in promissory notes owing by Jet One which have been guaranteed by its principals.  The Company is also taking legal action to enforce these notes and guarantees.

In October and December 2008, Blue Star Jets, LLC  (“Blue Star”) filed a complaint against the Company and certain employees, including our President, who were former employees of Blue Star (“former Blue Star employee”) in the Supreme Court of New York, New York County alleging, among other matters, that the Blue Star’s former employees stole confidential information belonging to Blue Star prior to joining the Company and that one or more of such former employees violated post-employment restrictive covenants by joining the Company.  The complaint seeks $7 million in damages.  This action is a revival of an earlier action that was voluntarily discontinued by Blue Star in 2007.

The Company and the other defendants, in February 2009, filed a motion to dismiss the counts of the complaint for violation of the federal Computer Fraud and Abuse Act and for civil conspiracy for failure to state a claim upon which relief may be granted.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements – continued

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  The Company’s motions have been fully briefed and are awaiting oral argument.

The Company intends to vigorously defend itself in this action and will re-assert certain claims which were originally asserted against Blue Star in the matter entitled Halcyon Jets, Inc. v. Blue Star Jets, LLC, (Supreme Court of New York, Index No. 602317/07), which was consolidated with Blue Star’s original action against Halcyon and which was voluntarily dismissed by Halcyon in 2007.

Pursuant to the terms of our President’s employment agreement with us, we agreed to indemnify him from, among other things, all liabilities that may arise by virtue of any alleged violation of any agreement he had with Blue Star Jets by virtue of his employment with us.

Except as set forth above, there are no pending or threatened legal proceedings against us.  Based on the advice of counsel, it is management's opinion that we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings.

Note  10  Other Matters

In January 2009, the Company terminated its expansion plans for its headquarter space in New York.  As a result the Company entered into negotiations with its landlord to return the additional space it had leased in August 2008 and recorded a loss of $111,000 related to the costs of improvements and other costs related to the terminated space.

A strategic initiative of the Company is to acquire profitable competitors to expand operations, expand the size of high-end clientele base and gain access to a larger pool of private aircraft.  During the fiscal year ended January 31, 2009, the Company entered into letters of intent to acquire other brokers.  The negotiations for two of the acquisitions were terminated during the year and the Company recorded a loss of $280,000 related to the costs associated with due diligence and other costs related to the abandoned proposed acquisitions. See also Note 9-Litigation.

During the year ended January 31, 2009 and 2008 there were two vendors and none, respectively, for which the Company’s purchases exceeded 10% of total charter costs during the period.

Note 11.    Income Taxes

At January 31, 2009, the Company had net operating loss carryforwards for Federal tax purposes of approximately $6.8 million, which are available to offset future taxable income, if any, through 2029. Utilization of the net operating loss carryforwards may be subject to a substantial annual limitation due to the “change in ownership” provisions of the Internal Revenue Code. The annual limitation may reduce operating loss carryforwards before utilization.

The components of deferred income tax asset were as follows:

	January 31,
	2009	2008

Net opertating loss carryforwards	$2,709,000	$1,592,000
Compensation expense not deductible until options are exercised	1,126,000	675,000
Other	24,000	-
	3,859,000	2,267,000
Less: valuation allowance	(3,859,000)	(2,267,000)

Deferred tax asset	$-	$-

The difference between the federal statutory rate of 34% and the Company’s effective tax rate of 0% is due to an increase in the valuation allowance for 2009 and 2008.

Halcyon Jets Holdings, Inc.

Notes to Consolidated Financial Statements – continued

Note 12. Commitments

The Company leases headquarter and sales facilities in New York and additional sales offices in Boca Raton, Florida and Beverly Hills, California. As of January 31, 2009, minimum annual lease payments are:

2010	$398,000
2011	285,000
2012	312,000
2013	323,000
$1,318,000

Rent expense for the year ended January 31, 2009 and 2008 was $402,000 and $192,000.

Note 13. Related Parties

Two of the Company’s significant shareholders (through a personally owned limited liability company or through an affiliate) are providing or have provided personnel to the Company to perform certain services since inception of the Company. One entity provided management services including the Chief Executive Officer role as of August 1, 2008 and the other an executive sales function,.  In May 2008 one of the entities entered into a contract for a 2 year term which provides for base annual compensation of $300,000 and reimbursement of expenses, among other matters. The consultant and the Company informally agreed to reduce the annual compensation to $275,000 as of December 1, 2008. The shareholder also received warrants to purchase one million shares of common stock at an exercise price of $.38 per share which vested 50% on commencement of the agreement and 50% after one year.  During December 2008, the shareholder informally agreed to reduce the annual compensation to $275,000. There was no formal contract with the other entity and, in December 2008, the sales representation service was terminated by this provider.   During the year ended January 31, 2009 the sales representative was responsible for approximately 20% of the Company’s total revenues. The Company paid  $288,000 and $208,000 for the executive management services and  $342,000 and $219,000 for sales management services to the two shareholders for services rendered during the year ended  January 31, 2009 and 2008, respectively. In August 2007, the Company also issued to the shareholders an aggregate of 1,660,000 options at an exercise price of $1.00 per share (subsequently reduced to $.38 per share) which were immediately vested and charged operation in the amount of $564,000 representing the fair value of the options granted.

 Effective August 12, 2008, our former Chairman and Chief Executive Officer, Mitchell Blatt, resigned these positions and as a result the Board of Directors appointed Gregory D. Cohen as the Chief Executive Officer and Craig Spitzer as Chairman of the Board. In connection with the resignation, the Company agreed to terminate the former CEO’s existing employment agreement and continue his base salary as severance through July 31, 2009, which was accrued as of July 31, 2008. The amount outstanding as of January 31, 2009 under the agreement $235,000 was including in Accounts payable and accrued expenses.  Mr. Blatt had been granted warrants to purchase 1,000,000 of our common stock in May 2008 and under the agreement retained only the 500,000 warrants that were vested and forfeited the unvested portion of the warrant issuance. The Company is negotiating the terms of an employment agreement with Mr. Cohen.  As of April 17, 2009 the Company was not current with amounts due Mr. Blatt.

One of the members of the Company’s Board of Directors is a principal of a company that serves as the insurance broker for the Company.

Note 14. Subsequent Event

On February 24, 2009, the Board of Directors approved the authorization and issuance of 21,000 shares of Series A Preferred Stock. Each share of Series A is entitled to 1,000 votes with respect to each matter presented to the stockholders of the Corporation for approval. As a result, these shares would represent approximately 45% of the total number of shares entitled to vote in such matters.  The series A Preferred Stock has a liquidation value of $1.00 per share ($21,000 in the aggregate) and is not entitled to receive any dividends. The Series A Preferred shares are not convertible into common stock and are redeemable for $1.00 per share on the earlier of March 31, 2019 or the date on which any shares of Series A are owned by any person other than the one to whom they were originally issued. The Board of Directors also authorized the issuance of these shares to one of the Company's directors, for a purchase price of $21,000. A Certificate of Designation with respect to these shares was filed in the Office of the Secretary of State of Delaware on April 22, 2009, after which the shares were issued to the director. The issuance of the Series A Preferred Stock was exempt from registration under the Securities Act as a transaction not involving a public offering.