Form 10-Q
period 2009-04-30
Halcyon Jets Holdings, Inc.
filed 2009-06-15
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009

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

As of June 15, 2009, there were outstanding 25,646,667 Common Shares, $.001 par value per share, of the Registrant.

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

HALCYON JETS HOLDINGS, INC
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	January 31,
	2009	2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$234,169	$1,093,859
Cash - restricted	529,309	941,156
Accounts receivable – net of allowances of $150,000	88,348	214,149
Prepaid expenses and other current assets	115,320	168,987
Total current assets	967,146	2,418,151

PROPERTY AND EQUIPMENT - net	285,266	320,017

OTHER ASSETS	177,552	196,938

TOTAL ASSETS	$1,429,964	$2,935,106

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,025,638	$2,245,047
Note payable	427,651	543,906
Accrued excise taxes	51,451	97,565
Deferred revenues	461,255	1,143,670
Total current liabilities	2,965,995	4,030,188

STOCKHOLDERS' DEFICIENCY
Preferred stock – Series A – $.001 par value, 21,000 shares authorized, issued and outstanding (April 30,2009)	21	-
Common stock - $.001 par value, authorized 300,000,000 shares 25,646,667 shares issued and outstanding	25,647	25,647
Additional paid in capital	8,569,188	8,462,589
Deferred compensation	(35,417)	(58,382)
Accumulated deficit	(10,095,470)	(9,524,936)
Total stockholders' deficiency	(1,536,031)	(1,095,082)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,429,964	$2,935,106

See notes to the condensed consolidated financial statements.

HALCYON JETS HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,
	2009	2008
	(unaudited)

Revenues
Passenger	$4,507,349	$9,953,035
Other	95,131	221,298
Total revenues	4,602,480	10,174,333

Operating costs and expenses
Charter costs	3,698,291	8,487,893
Compensation and benefits	922,027	1,455,742
Other operating costs	489,802	799,617
Depreciation and amortization	38,651	43,065
Total operating costs	5,148,771	10,786,317

Operating loss	(546,291)	(611,984)

Other (income)/expenses
Interest income	(3,712)	(7,571)
Interest expense	27,955
Costs related to abandoned proposed acquisition		101,896
	24,243	94,325

Net loss	$(570,534)	$(706,309)

Net loss per common share – (basic and diluted)	$(.02)	$(0.03)

Average number of shares outstanding – (basic and diluted)	25,646,667	25,644,504

See notes to the condensed consolidated financial statements.

HALCYON JETS HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
(unaudited)

					Additional			Total
	Preferred Stock-		Common Stock		Paid in	Deferred	Accumulated	Stockholders'
	Series A		Shares	Amount	Capital	Compensation	Deficit	Equity

Balance -January 31, 2009			25,646,667	$25,647	$8,462,589	$(58,382)	$(9,524,936)	$(1,095,082)
Issuance of preferred stock, net of expenses	21,000	$21			13,479			13,500

Compensation expense –related to issuance of stock warrants in prior periods					93,120			93,120

Amortization of deferred compensation						22,965		22,965

Net loss for the period							(570,534)	(570,534)
Balance -April 30, 2009	21,000	$21	25,646,667	$25,647	$8,569,188	$(35,417)	$(10,095,470)	$(1,536,031)

See notes to the condensed consolidated financial statements.

HALCYON JETS HOLDINGS, INC
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three Months Ended April 30,
	2009	2008
CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(570,534)	$(706,309)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,651	43,065
Non-cash compensation expense	117,619	304,659
Accrued interest	13,744
Decrease/(increase) in operating assets:
Cash - restricted	411,847	(210,697)
Receivables	125,801	(421,608)
Prepaid expenses and other assets	71,519	(10,639)
(Decrease)/increase in operating liabilities:
Payables and accrued expenses	(219,409)	271,244
Accrued excise taxes	(46,114)	19,992
Deferred revenues	(682,415)	637,128
NET CASH USED IN OPERATING ACTIVITIES	(739,291)	(73,165)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,900)	(12,394)
NET CASH USED IN INVESTING ACTIVITIES	(3,900)	(12,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of note payable	(129,999)	-
Issuance of Preferred stock – net of expenses	13,500	-
NET CASH USED IN FINANCING ACTIVITIES	(116,499)	-

NET DECREASE IN CASH	(859,690)	(85,559)

CASH - BEGINNING OF THE PERIOD	1,093,859	495,206
CASH - END OF THE PERIOD	$234,169	$409,647

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

.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statement.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period which could be further impacted by seasonal demands of travelers.

The condensed consolidated balance sheet at January 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended January 31, 2009 filed with the Securities and Exchange Commission on Form 10-K on April 23, 2009.

Halcyon Jets Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements - continued
(unaudited)

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

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that may not be collected. This estimate is based on management’s assessment of current credit worthiness to determine the portion, if any, of the balance that will not be collected.  As of April 30, 2009, the Company has provided a valuation allowance of $150,000.

Halcyon Jets Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements-continued
(unaudited)

Property and Equipment

Property and equipment consists of leasehold improvements, office equipment and web site development costs and is stated at cost less accumulated depreciation and amortization. Depreciation and amortization is determined by using the straight-line method over the estimated useful lives of the related assets, generally three to seven years.

Advertising and Marketing Expenses

The costs of advertising and marketing expenses are expensed as incurred. Advertising, promotion and marketing expenses were $98,000 and $280,000 for the three months ended April 30, 2009 and 2008, respectively.

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

The tax effects of temporary differences that gave rise to the deferred tax assets and deferred tax liabilities were primarily attributable to net operating loss carry-forwards. Since the Company has only recently begun its operations, a full valuation allowance has been established.

Halcyon Jets Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements-continued
(unaudited)

Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the period. Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 3,430,000 (2009) and 4,925,000 (2008) and warrants 4,915,000 (2009) and 3,165,000 (2008)) are anti-dilutive.

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

Note 4.   Restricted Cash

The Company offers a membership card program for clients to purchase credits towards the cost of future air charters, catering and related services. The Company maintains the amounts received related to this program in segregated bank accounts. Amounts on deposit with the Company as of April 30, 2009 amounted to $254,000 and was classified as Cash – restricted in the accompanying consolidated balance sheet and the liability related to the unused credits was included in deferred revenues.

In August 2007, the Company entered into a credit card processing agreement. The agreement, as amended in July 2008, requires the Company to provide a standby letter of credit in the amount of $75,000. To satisfy this obligation the Company opened a line of credit, with the merchant services as the beneficiary in case of default or failure to comply with the credit card processing requirements. In order to fund the line of credit, the Company was required to deposit a compensating balance of $75,000 into a restricted money market account with the financial institution. This compensating balance for the line of credit is included in Cash - restricted on the balance sheet ($75,000 as of April 30, 2009) and will be restricted for the contract period of one year; however it is the intention of the Company to continue the relationship and will maintain both the standby letter of credit and the security deposit, if required.  During August 2008, the Company was required to establish a cash reserve of $200,000 with a credit card company in connection with its merchant services arrangement which was classified as Cash – restricted in the accompanying consolidated balance sheet as of April 30, 2009.

From time to time, the Company also maintains cash reserve with a credit card company to provide a credit line to secure future air charter services from vendors. The cash reserve is adjusted periodically based upon the dollar volume of future requirements. As of April 30, 2009, the Company had no deposit with the credit card company.

Halcyon Jets Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements-continued
(unaudited)

Note 5.  Property and Equipment

Property and equipment consists of:

	April 30, January 31,
	2009	2009

Furniture and fixtures	$106,000	102,000
Computer equipment	163,000	163,000
Leasehold improvements	188,000	188,000
Web development costs	139,000	139,000
	596,000	592,000
Accumulated depreciation	311,000	272,000
	$285,000	320,000

Note 6.  Short Term Loans

In April 2009, the Company and an aviation company (“lender”), an affiliate of a stockholder of the Company, entered into an agreement whereby the lender agreed to provide financing for 90 days for certain flights arranged by the Company.  The advances are on flights for which the Company has secured a charge preauthorization against a customer’s credit card.  In consideration of the advance the Company has agreed to pay the lender a fee equal to 1-1/2 % of the amount advanced and agreed to repay the advance and the fee within 7 days after the completion of the applicable flight.  As of April 30, 2009, the Company had not used the facility.

In January 2009, one of the Company’s vendors agreed to extend payment terms for the then outstanding indebtedness of $606,000.  The Company executed a note which allows the Company to pay the indebtedness in monthly installments of $65,000 through September 2009 when the balance with interest at 8 % per annum is due.   As of April 30, 2009 and as of June 15, 2009, the Company is not current with the terms of the note.  If the Company defaults in its obligations under the note the interest rate increases to 14%.  Under certain circumstances, the Company is required to make prepayments.

Note 7. Stockholders’ Equity

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

Halcyon Jets Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements-continued
(unaudited)

Note 8.  Litigation

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

Separately, the Company has filed an action against Jet One and its principals in the Supreme Court of New York, New York County (the “State Court Action”), in which the Company alleges that the Complaint in Jet One’s Federal Court Action contains false and defamatory statements regarding the Company and that Jet One filed its suit for the sole purpose of circulating a press release publicizing the false and defamatory allegations.  Jet One moved to dismiss the Company’s suit for failure to state a claim upon which relief may be granted, but this motion was denied by the Supreme Court.  Jet One subsequently filed an appeal of the Supreme Court’s denial of its motion to dismiss, but as of June 15, 2009, this appeal has not yet been perfected.

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

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  On May 20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint.  As of June 15, 2009, the Company has not been served with a new amended complaint.

Halcyon Jets Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements-continued
(unaudited)

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

Note 10.    Subsequent Events

As of May 20, 2009, the Company and its landlord in New York agreed to a partial return of space, a rent reduction, and the elimination of the requirement to pay an additional security deposit of $22,000.  As a result of the agreement, retroactively applied,  the Company’s obligations under all its office leases as of April 30, 2009, are as follows:

Year ended April 30,
2010	$302,000
2011	217,000
2012	270,000
2013	144,000
$933,000

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION AND CERTAIN CAUTIONARY STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘‘Risk Factors’’ and elsewhere in our annual report on Form 10-K, filed on April 23, 2009 with the SEC.

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

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our financial results. The impact and any associated risks related to these policies on our business operations is discussed throughout management's discussion and analysis or plan of operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies see Note 2 to the consolidated financial statements included elsewhere in this Quarterly Report.

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

Results of Operations

Comparison of the three months ended April 30, 2009 and April 30, 2008

The following table sets forth our results of operations for the three months ended April 30, 2009 and 2008 expressed as a percentage of total revenues:

	Three Months Ended April 30,
	2009	2008
	(unaudited)

Revenues	100.0%	100.0%

Operating Costs and Expenses
Charter costs	80.4	83.4
Compensation and benefits	20.0	14.3
Other operating costs	10.6	7.9
Depreciation and amortization	0.9	0.4
	111.9	106.0

Operating loss	(11.9)	(6.0)

Other expenses - net	0.5	0.9

Net loss	(12.4% )	(6.9% )

Our operations began in the last week of March 2007 and, accordingly, since inception our operations consisted principally of developing a business plan; seeking capital; establishing headquarters in New York, as well as additional offices in Boca Rotan, FL and Beverly Hills, CA; and recruiting staff and other representation. Revenues were the result of 182 and 341 trips in the three month period ended April 30, 2009 and 2008, respectively. The operating margin during the 2009 period improved to 19.6 % from 16.6 % from the year earlier period. The improved margins reflect the Company’s progress implementing its Halcyon-Concierged ™ services coupled with the impact of the down economy on pricing by our suppliers.  Compensation and benefits expense decreased by $534,000 or 36.7 % from the prior year period, as a result of reductions in staff and salary decreases  as well as a reduction in the non cash charge for stock related compensation.  These reductions were partially offset by increased compensation arrangements for the sales force.   Other operating costs during the three months ended April 30, 2009 decreased by $310,000 or 38.7 % from the prior year period principally as a result of a reduction in marketing and promotion expenditures as well as reduced professional fees.

Our operating loss for the three months ended April 30, 2009 was $546,000 as compared to $612,000 in the 2008 period however as a percent of revenues the operating loss increased to 11.9 % from 6.0% in the prior year period which was principally the result of the $5.6 million or 54.8% decrease in revenues in the comparative periods.

During the three months ended April 30, 2009 “other expenses, net” included principally interest and finance costs of $28,000 related to the note payable and credit card charges related to vendor payments. During the three months 2008, “other expenses, net” included costs totaling $102,000 related to an abandoned proposed acquisition. A strategic initiative of the Company is to acquire profitable competitors to expand operations, expand the size of high-end clientele and gain access to an ever larger pool of private aircraft.

Net loss for the three months ended April 30, 2009 decreased from $706,000 in the 2008 period to $571,000 in the current three month period but increased to 12.4% of revenues as compared to 6.9 % which was principally the result the of the $5.6 million decrease in revenues.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Cash Flows

As of April 30, 2009, our cash balance was $234,000 versus our January 31, 2008 year end balance of $1.1 million. During the three months ended April 30, 2009 our working capital deficit increased $387,000 from $1.6 million at January 31, 2009 to $2 million at quarter end.

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

During the three months ended April 30, 2009, our cash usage in operating activities was $739,000 as compared to $73,000 in the prior year quarter. Halcyon’s 2009 first quarter operations used cash in operating activities to fund the cash loss of $400,000, (the net loss of $570,000 net of non-cash charges of $171,000) and reduce liabilities including deferred revenues aggregating $948,000 offset by the liquidation of restricted cash, receivables and other current assets amounting to $609,000.

During the 2008 period our operating use of cash was to fund the net loss of $358,000, after reduction for non-cash charges of $348,000 and the buildup of net working capital items by $285,000, excluding cash.

Cash Flow Used in Investing Activities: In the three month period ended April 30, 2009 and 2008, we used cash to acquire property and equipment of $4,000 and $12,000, respectively.

Cash Flow from Financing Activities: During the three month period ended April 30, 2009, we made payments on our outstanding note payable to a vendor aggregating $130,000 and, in April 2009 we issued 21,000 shares of Series A – Preferred Stock for net proceeds of $13,500.

Except as set forth under Item 3 – Legal Proceedings, there are no pending or threatened legal proceedings against the Company.  In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings.

We lease our headquarters and sales facilities in New York and additional sales offices in Boca Rotan, Florida and Beverly Hills, California. As of May 20, 2009, the Company and its landlord in New York agreed to a partial return of space, a rent reduction, and the elimination of the requirement to pay an additional security deposit of $22,000.  As a result of the agreement, retroactively applied, our obligations under all our office leases as of April 30, 2009 are as follows:

Year ended April 30,
2010	$302,000
2011	217,000
2012	270,000
2013	144,000
$933,000

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

As of April 30, 2009, the management of the Company carried out an assessment, under the supervision of and with the participation of the Company’s Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2009, because of the material weaknesses described below.

The Company’s management performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to all the balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quaarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

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

Because of these material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2009, based on the criteria in Internal Control-Integrated Framework issued by COSO.

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

Separately, the Company has filed an action against Jet One and its principals in the Supreme Court of New York, New York County (the “State Court Action”), in which the Company alleges that the Complaint in Jet One’s Federal Court Action contains false and defamatory statements regarding the Company and that Jet One filed its suit for the sole purpose of circulating a press release publicizing the false and defamatory allegations.  Jet One moved to dismiss the Company’s suit for failure to state a claim upon which relief may be granted, but this motion was denied by the Supreme Court. Jet One subsequently filed an appeal of the Supreme Court’s denial of its motion to dismiss, but as of June 15, 2009, this appeal has not yet been perfected.

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

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint.  As of June 15, 2009, the Company has not been served with a new amended complaint.

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

Item 1A.    RISK FACTORS

     There have been no significant changes in the risk factors since those disclosed in our Form 10-K (File No. 333-137920) filed with the Securities and Exchange Commission on April 23, 2009.

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

HALCYON JETS HOLDINGS, INC.

Date: June 15, 2009	/s/ Gregory M. Cohen
Gregory M. Cohen Chief Executive Officer (Principal Executive Officer)

Date: June 15, 2009	/s/ Jan E. Chason
Jan E. Chason CFO and Treasurer (Principal Financial and Accounting Officer)