Form 10-Q
period 2009-07-31
ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC.
filed 2009-09-14
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission file number: 333-137920

ALLIANCE NETWORK COMMUNICATIONS
 HOLDINGS, INC.
(Exact name of Company as specified in its charter)

Delaware	20-3547389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

120 Wall Street, Suite 2401 New York, NY	10005
(Address of Company’s principal executive offices)	(Zip Code)
(646) 808-3093
(Company’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Company: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
                                                                                                                                                                       Yes ☐   No ☑

As of September 11, 2009, there were outstanding 19,977,778 Common Shares, $.001 par value per share, of the Company.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheet at July 31, 2009 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended July 31, 2009 and from inception (April 20, 2009) to July 31, 2009 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity from inception (April 20, 2009) to July 31, 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows from inception (April 20, 2009) to July 31, 2009 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures

PART II		13

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	EX-10.1: AGREEMENT BETWEEN ALLIANCE NETWORKS COMMUNICATIONS, INC AND TMI TRANSFORMERS INC., DATED MAY 15, 2009

	EX-31.1: CERTIFICATION

	EX-32: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
July 31, 2009
(unaudited)

ASSETS

CURRENT ASSETS
Total current assets	$-0-
Note receivable	100,000
TOTAL ASSETS	$100,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Director loan	$2,400
Total current liabilities	2,400

STOCKHOLDERS' EQUITY
Preferred stock – Series A – $.001 par value, 21,000 shares authorized, issued and outstanding	21
Common stock - $.001 par value, authorized 300,000,000 shares 19,977,778 shares issued and outstanding	19,978
Additional paid in capital	80,101
Deficit accumulated during the development stage	(2,500)
Total stockholders' equity	97,600

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$100,000

See notes to the condensed consolidated financial statements.

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended July 31, 2009	From Inception (April 20, 2009) to July 31, 2009

Expenses
Professional fees	$-0-	$2,500
Total expenses	-0-	2,500

Net loss	$-0-	$(2,500)

Net loss per common share – (basic and diluted)	$-0-	$-0-

Average number of shares outstanding – (basic and diluted)	19,977,778	19,977,778

See notes to the condensed consolidated financial statements.

ALLIANCE NETWORKS COMMUNICATIONS INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception (April 20, 2009) to July 31, 2009

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
Common stock issued to founders for cash	-	$-	1,000,000	$100	-	$0	$100
Effect of recapitalization – reverse acquisition	21,000	21	18,977,778	19,878	80,101	-	$100,000
Net (loss) for period ended July 31, 2009	-	-	-	-	-	(2,500)	(2,500)

Balance, July 31, 2009	21,000	$21	19,977,778	$19,978	$80,101	$(2,500)	$97,600

See notes to the condensed consolidated financial statements

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
From Inception (April 20, 2009) to July 31, 2009
(unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(2,500)
NET CASH USED IN OPERATING ACTIVITIES	(2,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	100
Director loan	2,400
NET CASH USED IN FINANCING ACTIVITIES	2,500

NET CHANGE IN CASH	-0	-

CASH - BEGINNING OF THE PERIOD	-0-
CASH - END OF THE PERIOD	$-0-

See notes to the condensed consolidated financial statements.

Alliance Network Communications Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements
(unaudited)

Note 1.  Description of Business

Alliance Network Communications Holdings, Inc. (formerly Halcyon Jets Holdings, Inc.) operating through its wholly-owned subsidiary Alliance Networks Communications, Inc. (“ANC”) (collectively the “Company”) is a development stage company.  The Company plans to research, design, manufacture, market and distribute a number of generic and custom application electrical surge protection devices.

On August 21, 2009, Alliance Network Communications Holdings, Inc acquired ANC from its shareholders in exchange for 18,266,667 shares of the Company’s common stock. Simultaneously, the Company sold all of the outstanding shares of our Halcyon Jets, Inc. subsidiary to Halcyon Jets Acquisition Group, LLC (“HJAG”), the principal of which is our former Chief Executive Officer.  As consideration for the acquisition HJAG:

1.	Provided a promissory note for $100,000, payable 10-years from closing, bearing interest at the rate of 2% per annum;
2.	Assumed all liabilities of the Company and its subsidiary, including the pending litigation, in which the Company was a named party; and
3.	Released the Company of its obligation under his consulting agreement to pay him $600,000 as a result of the transactions referred to in this Information Statement.

  The promissory note is unsecured and there are no guaranties issued with respect to the note.  HJAG and Mr. Cohen, personally, have agreed to indemnify the Company with respect to any claims against the former Halcyon Jets subsidiary, including pending litigation.

As a result of the above transactions, the former stockholders of ANC were the controlling stockholders of the Company and the Company discontinued its former business. Accordingly, the transactions were treated for accounting purposes as a reverse acquisition, and the transactions have been accounted for as a recapitalization of the Company, rather than a business combination. Therefore, the historical financial statements of ANC are the historical financial statements of the Company and historical stockholders' equity of ANC has been restated to reflect the recapitalization. Pro forma information has not been presented since the transaction is not a business combination.

Upon the effectiveness and as a result of these transactions, the Company changed its name to Alliance Network Communications Holdings, Inc and effectuated a reverse stock split in the ratio 1-for-15. All share amounts have been retroactively restated for the split.  On September 2, 2009, the Company’s trading symbol was changed to ALHN.

Note 2.  Basis of Preparation

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since the Company ‘s formation in April 2009, the Company has not begun its efforts to produce and market electrical surge protection devises and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of potential business combinations which was completed in August 2009.

The Company may not be able to execute its current business plan and fund business operations long enough to archive profitability without obtaining financing. The Company's ultimate success may depend its ability to raise capital. There can be no assurance that funds will be available to the Company when needed from any source or; if available, on terms that are favorable to the Company.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Alliance Network Communications Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements - continued
(unaudited)

Note 2.  Basis of Preparation (continued)

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statement.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.

Note 3.  Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the periods.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 176,334 and warrants – 327,668) are anti-dilutive.

Note 4. Preferred Stock

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

Each share of the Preferred Stock -Series A is entitled to 67 votes with respect to each matter presented to the stockholders of the Company for approval. The Series A Preferred Stock has a liquidation value of $1.00 per share ($21,000 in the aggregate) and is not entitled to receive any dividends. The Series A Preferred shares are not convertible into common stock and are mandatorily redeemable at par per share on the earlier of March 31, 2011 or the date on which any shares of Series A are owned by any person other than the one to whom they were originally issued.

Note 5.  Litigation
 .
 In September 2008, Jet One Group, Inc. ("Jet One") commenced an action against the Company and several of its former officers, directors and employees in the United States District Court for the Eastern District of New York, alleging, among other matters, that the Company fraudulently induced Jet One to enter into a Letter of Intent (“LOI”) to acquire Jet One's business. The Complaint alleged that the Company violated the federal Racketeering Influenced Corrupt Organizations Act, the federal Computer Fraud and Abuse Act, the New York consumer fraud and Business law statutes and committed various common law torts, and sought compensatory damages of $15 million and treble or punitive damages of $45 million. On August 14, 2009, the Court dismissed the complaint without prejudice to Jet One's right to re-file the lawsuit.

Separately, the Company has filed an action against Jet One and its principals in the Supreme Court of New York, New York County (the “State Court Action”), in which the Company alleges that the Complaint in Jet One’s Federal Court Action contains false and defamatory statements regarding the Company and that Jet One filed its suit for the sole purpose of circulating a press release publicizing the false and defamatory allegations.  Jet One moved to dismiss the Company’s suit for failure to state a claim upon which relief may be granted, but this motion was denied by the Supreme Court.  Jet One subsequently filed an appeal of the Supreme Court’s denial of its motion to dismiss, but as of September 11, 2009, this appeal has not yet been perfected.

In October and December 2008, Blue Star Jets, LLC  (“Blue Star”) filed a complaint against the Company and certain former employees, including our former President, who were former employees of Blue Star (“former Blue Star employee”) in the Supreme Court of New York, New York County alleging, among other matters, that the Blue Star’s

Alliance Network Communications Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements - continued
(unaudited)
Note 5.  Litigation (Continued)

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

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  On May 20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint.  As of September 11, 2009, the Company has not been served with a new amended complaint.

Except as set forth above, there are no pending or threatened legal proceedings against the Company.  Based on the advice of counsel, it is management's opinion that we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings.  In connection with the sale of the Company’s Halcyon Jet subsidiary to the Company’s former Chief Executive Officer the Company was indemnified by the buyer against any liability which may arise from the above litigation.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

INTRODUCTION AND CERTAIN CAUTIONARY STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘‘Risk Factors’’ under Part II.  Item 1A.

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

Critical Accounting Policies

As the Company has not begun to execute its business plan we have identified only the following policies as critical to understanding of our financial results for the periods presented.

As a result of the transactions described in Note 1 – to the Condensed Consolidated Financial Statements, the former stockholders of ANC were the controlling stockholders of the Company and the Company discontinued its former business. Accordingly, the transactions were treated for accounting purposes as a reverse acquisition, and the transactions have been accounted for as a recapitalization of the Company, rather than a business combination. Therefore, the historical financial statements of ANC are the historical financial statements of the Company and historical stockholders' equity of ANC has been restated to reflect the recapitalization. Pro forma information has not been presented since the transaction is not a business combination.

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since the Company ‘s formation in April 2009, the Company has not begun its efforts to produce and market electrical surge protection devises and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of potential business combinations which was completed in August 2009.

The Company may not be able to execute its current business plan and fund business operations long enough to archive profitability without obtaining financing. The Company's ultimate success may depend its ability to raise capital. There can be no assurance that funds will be available to the Company when needed from any source or; if available, on terms that are favorable to the Company.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Business Plan

We are a  development stage company  which plans to research, design, manufacture, market and distribute a number of generic and custom application electrical surge protection devices. The primary product focus will be electrical surge limiting terminals that combine easy field line installation with protection from transient voltage, lightning, induction or electronic discharge.

We plan to develop the ability to quickly research, design, and produce specialty products to allow us to develop a market niche to supply both generic and custom built products to a number of industry players in both the United States and Canada. We initially intend to sell devices that provide over-voltage current/ limiting protection for sensitive communication systems requiring high speed modems.

Results of Operations

Three months ended July 31, 2009 and from inception (April 20, 2009) to July 31, 2009

During these periods the Company had no operations as its activities principally involved  its formation and negotiation of the reverse acquisition.

 Liquidity and Capital Resources

The Company may not be able to execute its current business plan and fund business operations long enough to archive profitability without obtaining financing. The Company's ultimate success may depend its ability to raise capital. There can be no assurance that funds will be available to the Company when needed from any source or; if available, on terms that are favorable to the Company.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Except as set forth under Part II.  Item 1 – Legal Proceedings, there are no pending or threatened legal proceedings against the Company.  In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings. In connection with the sale of the Company’s Halcyon Jet subsidiary to the Company’s former Chief Executive Officer the Company was indemnified by the buyer against any liability which may arise from the above litigation.

Item 3.    QUALITITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer to allow timely decisions regarding required disclosure.

As of July 31, 2009, the Chief Executive Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2009, because of the material weakness described below.

The Chief Executive Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

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

The Chief Executive Officer assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified during management's assessment was the lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise. This control deficiency did not result in adjustments to the Company’s interim financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of July 31, 2009, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

The Company is in the process of correcting the internal control deficiency through the employment of a new Chief Financial Officer who will assume this position effective September 16, 2009.

PART II — OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

 In September 2008, Jet One Group, Inc. ("Jet One") commenced an action against the Company and several of its former officers, directors and employees in the United States District Court for the Eastern District of New York, alleging, among other matters, that the Company fraudulently induced Jet One to enter into a Letter of Intent (“LOI”) to acquire Jet One's business. The Complaint alleged that the Company violated the federal Racketeering Influenced Corrupt Organizations Act, the federal Computer Fraud and Abuse Act, the New York consumer fraud and Business law statutes and committed various common law torts, and sought compensatory damages of $15 million and treble or punitive damages of $45 million. On August 14, 2009, the Court dismissed the complaint without prejudice to Jet One's right to re-file the lawsuit.

Separately, the Company has filed an action against Jet One and its principals in the Supreme Court of New York, New York County (the “State Court Action”), in which the Company alleges that the Complaint in Jet One’s Federal Court Action contains false and defamatory statements regarding the Company and that Jet One filed its suit for the sole purpose of circulating a press release publicizing the false and defamatory allegations.  Jet One moved to dismiss the Company’s suit for failure to state a claim upon which relief may be granted, but this motion was denied by the Supreme Court.  Jet One subsequently filed an appeal of the Supreme Court’s denial of its motion to dismiss, but as of September 11, 2009, this appeal has not yet been perfected.

In October and December 2008, Blue Star Jets, LLC  (“Blue Star”) filed a complaint against the Company and certain former employees, including our former President, who were former employees of Blue Star (“former Blue Star employee”) in the Supreme Court of New York, New York County alleging, among other matters, that the Blue Star’s former employees stole confidential information belonging to Blue Star prior to joining the Company and that one or more of such former employees violated post-employment restrictive covenants by joining the Company.  The complaint seeks $7 million in damages.  This action is a revival of an earlier action that was voluntarily discontinued by Blue Star in 2007.

The Company and the other defendants, in February 2009, filed a motion to dismiss the counts of the complaint for violation of the federal Computer Fraud and Abuse Act and for civil conspiracy for failure to state a claim upon which relief may be granted.

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  On May 20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint.  As of September 11, 2009, the Company has not been served with a new amended complaint.

Except as set forth above, there are no pending or threatened legal proceedings against the Company.  Based on the advice of counsel, it is management's opinion that we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings.  In connection with the sale of the Company’s Halcyon Jet subsidiary to the Company’s former Chief Executive Officer the Company was indemnified by the buyer against any liability which may arise from the above litigation.

Item 1A.    RISK FACTORS

    Item 1A.           RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. If any of these risks actually occur, our business, financial condition or results of operation may be materially adversely affected. In such case, the trading price of our common stock could decline and investors could lose all or part of their investment.

Risks Relating to Our Business

We can provide no assurance that our business plan will materialize.

We are a development stage company that has not produced product revenue to date and does not expect to do so in the immediate future. There can be no assurance that we will be able to successfully introduce our products, which are primarily only in the development stage, or achieve or sustain significant commercial revenue or profitability in the future.  The development of our products will require the commitment of substantial resources to conduct the research and development necessary to bring any products to market, and the rate at which we incur development expenses is expected to increase.   We will require additional financing in order to fulfill our objectives.

 We will need financing to execute our business plan and fund operations, which financing may not be available.

We may not be able to execute our current business plan and fund business operations long enough to achieve profitability without obtaining financing. Our ultimate success may depend upon our ability to raise capital. There can be no assurance that funds will be available when needed from any source or, if available, will be available on terms that are acceptable to us.

We may be required to pursue sources of capital through various means, including joint venture projects and debt or equity financings. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

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

We will be dependent upon the acceptance of our products in the marketplace.

The commercial success of any products that we develop will depend upon acceptance of these products by the business community as safe, useful and cost-effective. While we believe the benefits of electrical surge protection and of our prospective products will be able to be demonstrated, there can be no assurance that the benefits will be considered sufficient by the business community to enable any such products to gain market acceptance.

The electrical surge protection market is highly competitive and designs change often to adjust to patent constraints and to changing market preferences. Therefore, product life cycles can be relatively short. Therefore, any delays in our product launches may significantly impede our ability to enter or compete in a given market, and may reduce the revenue that it is able to generate from these products.  We may experience delays in any phase of a product launch, including during research and development, clinical trials, manufacturing, marketing and the education process. If we suffer delays in product introductions, our sales could be adversely affected.

We will need to protect our intellectual property in order to achieve and maintain a competitive position.

Our success depends significantly on our ability to protect our proprietary rights to technologies used in our prospective products.  We will rely on patent protection, as well as a combination of non-disclosure, confidentiality and other contractual arrangements to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to obtain or keep any competitive advantage.  Our success will depend upon our ability to protect our proprietary rights in our technology, and the failure to obtain patent protection could severely limit our ability to grow and be successful. There can be substantial delays in obtaining patent approval, and it may take up to two years or more to complete that process.  Any delays in obtaining a patent, as well as the inability to obtain a patent at all, could have a material adverse effect on our business.

We will encounter manufacturing risks and may face product liability claims.

Our manufacture and sale of electrical surge protection devices will expose us to significant risk of product liability claims. We intend to obtain product liability insurance but such coverage may be inadequate to protect us from any liabilities we may incur, or we may not be able to maintain adequate product liability insurance at acceptable rates. If a product liability claim or series of claims were brought against us for uninsured liabilities or for amounts in excess of insurance coverage, and it is ultimately determined that we are liable, our business could suffer. In addition, we could experience some material design or manufacturing failure, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of our products. A recall of any of our products could also result in increased product liability claims.

We may be negatively affected by the changing economic conditions including the current economic downturn.

A general downturn in economic, business and financial conditions, including recession, inflation and higher interest rates, could have an adverse effect on our business.

Since we lack a meaningful operating history, it is difficult for potential investors to evaluate our business.

Our limited operating history makes it difficult for potential investors to evaluate our business or prospective operations. We are subject to all the risks inherent in the initial organization, financing, expenditures, complications and delays inherent in a new business. Investors should evaluate an investment in us in light of the uncertainties encountered by new companies in an intensely competitive industry. Our business is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for, among other things, for the manufacturing of our products on commercially favorable terms. There can be no assurance that our efforts will be successful or that we will be able to attain profitability.

We will be dependent upon key personnel whose loss may adversely impact our business.

We will be relying heavily on the expertise, experience and cthe services of our senior management and sales personnel once engaged. The loss, or any inability to attract or retain key individuals, could materially adversely affect us. We will seek to compensate and motivate our executives, as well as other employees and independent contractors, through competitive salaries, commissions and bonus plans, but there can be no assurance that these programs will allow us to retain key employees and contractors or hire or attract new key employees and contractors. As a result, if we are not able to engage key personnel or once retained were to leave or cease to be available or our ability to utilize their skills, contacts and other resources impeded, we could face substantial difficulty in take on qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience

 The electrical surge protection device is extremely competitive.

We will compete with a number of companies that are engaged in business similar to ours.  Our competitors have been in business far longer than we have and they may have significantly greater financial stability, access to capital markets and name recognition. Unanticipated shortfalls in expected revenues due to price competition or inadequate supply of raw materials would negatively impact our financial results and harm our business. There is no assurance that we will be able to successfully compete in this industry.

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

Risks Relating to Our Organization

Failure to achieve and maintain effective disclosure controls or internal controls could have a material adverse effect on our ability to report our financial results timely and accurately.

We are a public reporting company and, accordingly, subject to the information and reporting requirements of the Exchange Act and other federal and state securities laws, including compliance with the Sarbanes-Oxley Act of 2002. The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would have been if we were privately-held. In addition, we have identified that we have a material weakness in our system of internal accounting controls and accounting and financial reporting processes as a result of a lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise.

It may be time consuming, difficult and costly for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We need to hire financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by that Act.  In addition, effective internal controls and procedures are necessary for us to provide reliable financial reports. If we continue to have material weaknesses in our internal controls and procedures, we may not be able to provide reliable financial reports and our business and operating results could be harmed.

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

 Because we became public by means of a reverse acquisition, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with our company becoming public through a “reverse acquisition”. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our post-merger

 Risks Relating to our Common Stock

Our stock price may be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	changes in our industry;
•	competitive pricing pressures;
•	our ability to obtain working capital financing;
•	additions or departures of key personnel;
•	limited “public float”, in the hands of a small number of persons whose sales or lack of sales, could result in positive or negative pricing pressure on the market price for our common stock;
•	our ability to execute our business plan;
•	operating results that fall below expectations;
•	loss of any strategic relationship;
•	regulatory developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

 We do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on investment will only occur if our stock price appreciates.

 There is currently no liquid trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has been no liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. Our common stock is quoted on the automated quotation service known as the OTC Bulletin Board and although we are not presently eligible, we intend to apply for listing of our common stock on either The Nasdaq Capital Market or other national securities exchanges if and when we meet the requirements for listing. We cannot ensure that we will be able to satisfy such listing standards or that our common stock will be accepted for listing on any of these exchanges. Should our company fail to satisfy the initial listing standards of the exchanges, or our common stock is otherwise rejected for listing and remain listed on the OTC Bulletin Board or suspended from the OTC Bulletin Board, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

 Our common stock is deemed a “penny stock”, which may make it more difficult for our investors to sell their shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Insofar as many of our shares are subject to the penny stock rules, investors will find it more difficult to dispose of those shares.

 Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any holding period under Rule 144 it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. The shares of common stock issued to the former shareholders of Alliance, upon the expiration of the applicable holding period under Rule 144, will become freely tradable, subject to securities laws and SEC regulations regarding sales by insiders. Recent revisions to Rule 144 shortened the holding period under Rule 144, as a result of which the overhang period arises earlier than would previously have been the case.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    During the quarter ended July 31, 2009, the Company did not issue any equity securities.  Subsequently, the Company issued 18,266,667 common shares for the acquisition of Alliance Networks Communications, Inc.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously reported, we entered into a series of transactions resulting in the sale of our previous operating subsidiary, Halcyon Jets, Inc., and the acquisition of Alliance Networks Communications, Inc., which were approved by written consent of a majority of our shareholders and reported to our shareholders in the Information Statement on Form DEF 14C filed with the Securities and Exchange Commission on July 30, 2009.

The Board of Directors of the Company also approved an amendment to our certificate of incorporation to effect a reverse stock split of all outstanding shares of our common stock at an exchange ratio of one-for-fifteen. The reverse stock split became effective at 5:00 p.m. Eastern Standard time on August 21, 2009 with the filing of the amendment with the Secretary of State of the State of Delaware.

As a result of the one-for-fifteen reverse stock split, each fifteen shares of outstanding common stock were exchanged for one new share of common stock. Except for adjustments that resulted from the treatment of fractional shares, each stockholder holds the same percentage of outstanding common stock immediately following the reverse stock split as such stockholder held immediately prior to the reverse stock split. Currently, we are authorized to issue up to a total of 300,000,000 shares of common stock. This reverse stock split did not change the number of total authorized shares of our capital stock. In addition to the 19,977,778 shares of common stock issued and outstanding on September 11, 2009, the Board must reserve up to approximately 504,002 shares of common stock which may be issued upon the exercise of warrants, options or rights, including options and rights granted under our stock option and incentive plan. Except with respect to the shares of common stock issuable upon the exercise, at the option of the holder, of any options or warrants, at present the Board has no other commitment to issue additional shares of common stock.

As a result of the common stock reverse split, the voting rights of the Preferred Stock Series A was adjusted to reflect the one for fifteen reverse split and therefore each share of the outstanding Preferred Stock  have voting rights equivalent to 67 common shares.

Item 5.       OTHER INFORMATION

Effective September 16, 2007, we appointed Jan E. Chason, 63, as our Chief Financial Officer.

Mr. Chason has served as the Chief Financial Officer of several publicly-owned companies including Halcyon Jets Holdings, Inc. (our predecessor) (August 2007 to August 2009), Ckrush Inc. (February 2006 to September 2007), Majesco Entertainment Company (January 2003 to January 2006) , The Marque Group, Inc. (June 1997 to March 1999) and Triathlon Broadcasting Company (June 1997 to March 1999).  Mr. Chason also served in senior financial positions at SFX Entertainment and Clear Channel Entertainment and provided interim accounting services through JEC Consulting Associates LLC. to privately-owned entrepreneurial companies and non-for-profit companies prior to and/or during these periods.  Mr. Chason was a partner at Ernst & Young LLP from October 1982 through September 1994. Mr. Chason is a Certified Public Accountant  and has a  Bachelor  of  Business  Administration  from City College of New York.

We have not finalized the terms of our agreement with Mr. Chason.

ITEM 6.    EXHIBITS

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC.

Date: September 14, 2009	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chief Executive Officer
Acting Financial and Accounting Officer