Form 10-Q
period 2009-10-31
ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC.
filed 2009-12-15
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

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

Yes ☐   No ☑

As of December 11, 2009, there were outstanding 19,977,778 Common Shares, $.001 par value per share, of the Company.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheet at October 31, 2009 (unaudited)	3

	Condensed Consolidated Statements of Operations for the three months ended October 31, 2009 and from inception (April 20, 2009) to October 31, 2009 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity from inception (April 20, 2009) to October 31, 2009 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows from inception (April 20, 2009) to October 31, 2009 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures

PART II		13

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

EX - 31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

EX - 31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

EX - 32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

EX - 32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
October 31, 2009
(unaudited)

ASSETS

CURRENT ASSETS
Cash	$2,358
Prepaid assets	3,400
Finance cost	6,510
Total current assets	12,268
Note and interest receivable	100,417
TOTAL ASSETS	$112,685

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$9,920
Notes payable - related party net of discount of $6,711	10,582
Total current liabilities	20,502

STOCKHOLDERS' EQUITY
Preferred stock – Series A – $.001 par value, 21,000 shares authorized, issued and outstanding	21
Common stock - $.001 par value, authorized 300,000,000 shares 19,977,778 shares issued and outstanding	19,978
Additional paid in capital	94,268
Deficit accumulated during the development stage	(22,084)
Total stockholders' equity	92,183

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$112,685

See notes to the condensed consolidated financial statements.

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended October 31, 2009	From Inception (April 20, 2009) to October 31, 2009

Expenses
General and administrative	$18,663	$21,163
Interest – net	4,615	921
Total expenses	23,278	22,084

Net loss	$(23,278)	$(22,084)

Net loss per common share – (basic and diluted)	$-0-	$-0-

Average number of shares outstanding – (basic and diluted)	19,977,778	19,977,778

See notes to the condensed consolidated financial statements.

ALLIANCE NETWORKS COMMUNICATIONS INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception (April 20, 2009) to October 31, 2009

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Paid In Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
Common stock issued to founders for cash			1,000,000	$100		-	$100
Effect of recapitalization – reverse acquisition	21,000	$21	18,977,778	19,878	$80,001	-	99,900

Issuance of warrants in connection of financing – related party					14,267	-	14,267
Net (loss) for period ended October 31, 2009	-	-	-	-	-	$(22,084)	(22,084)

Balance, October 31, 2009	21,000	$21	19,977,778	$19,978	$94,268	$(22,084)	$92,183

See notes to the condensed consolidated financial statements

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
From Inception (April 20, 2009) to October 31, 2009
(unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(22,084)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and interest accruals	921
C Changes in operating assets and liabilities: Prepaid assets	(3,400)
Accounts payable	10,020
NET CASH USED IN OPERATING ACTIVITIES	(14,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	100
Notes payable – related party	17,000
NET CASH USED IN FINANCING ACTIVITIES	17,100

NET CHANGE IN CASH	2,357

CASH - BEGINNING OF THE PERIOD	-0-
CASH - END OF THE PERIOD	$2,357

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

On August 21, 2009, Alliance Network Communications Holdings, Inc acquired ANC from its shareholders in exchange for 18,266,667 shares of the Company’s common stock. Simultaneously, the Company sold all of the outstanding shares of our Halcyon Jets, Inc. subsidiary to Halcyon Jets Acquisition Group, LLC (“HJAG”), the principal of which is our former Chief Executive Officer.  As consideration for the acquisition HJAG:

1.	Provided a promissory note for $100,000, payable 10-years from closing, bearing interest at the rate of 2% per annum;
2.	Assumed all liabilities of the Company and its subsidiary, including the pending litigation, in which the Company was a named party; and
3.	Released the Company of its obligation under his consulting agreement to pay the former CEO $600,000 as a result of the transactions referred to in this Information Statement.

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

The Company may not be able to execute its current business plan and fund business operations long enough to archive profitability without obtaining financing. The Company's ultimate success depends upon its ability to raise capital. There can be no assurance that funds will be available to the Company when needed from any source or; if available, on terms that are favorable to the Company.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Note 3.  Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the periods.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 176,334 and warrants – 462,668) are anti-dilutive.

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

Note 5.  Notes and interest payable related party

In September and October 2009, the Company borrowed an aggregate of $17,000 from LeadDog Capital LP through issuances of notes payable for periods of 1 year with interest payable at 16% per year.  In connection with the issuance of these notes the Company granted the lender warrants to 90,000 shares of the Company’s common stock at $.001.  In addition, the Company issued warrants to purchase 45,000 shares of the Company’s common stock at $.001 to LeadDog Capital Markets LLC (the general partner) for due diligence services. LeadDog Capital LP and its affiliates are shareholders and warrant holders however the group is restricted from becoming a beneficially owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 4.99% of the number of shares of common stock outstanding.

The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $9,484 to the notes and $7,516 to the warrants. The warrants issued for services were recorded as prepaid financing fees of $6,750 and will be amortized to interest expense over the related loan periods.  During the three months ended October 31, 2009, the Company recorded $1,045 as additional interest expense related to the amortization of the debt discount and prepaid financing fees.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 100%; risk-free interest rate of .87% and .94%; expected life of 3 years and estimated dividend yield of 0%.

Subsequent to October 31, 2009 through December 11, 2009, the Company borrowed an aggregate of $30,400 from LeadDog Capital LP with interest payable at 14% per year and due three years from the dates of the borrowings.  The indebtedness including interest is convertible to common stock at the lesser of $.10 or 75% of the lowest closing bid price during the 15 day period prior to the conversion date; however, the conversion price may be no lower than $.005.

Note 6.  Litigation

            In September 2008, Jet One Group, Inc. ("Jet One") commenced an action against Halcyon Jets Holdings, Inc., the Company’s predecessor, and several of its former officers, directors and employees in the United States District Court, alleging, among other matters, that the Company’s predecessor fraudulently induced Jet One to enter into a Letter of Intent to acquire Jet One's business. The Complaint alleged that the Company violated the federal Racketeering Influenced Corrupt Organizations Act,

Alliance Network Communications Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements - continued
(unaudited)

the federal Computer Fraud and Abuse Act, the New York consumer fraud and Business law statutes and committed various common law torts, and sought compensatory damages of $15 million and treble or punitive damages of $45 million. On August 14, 2009, the Court dismissed the complaint without prejudice to Jet One's right to re-file the lawsuit.

On or about October 28, 2009, Jet One Group filed a new action against the Company’s predecessor, its former subsidiary and the other defendants in the matter discussed above, in the Supreme Court of New York, which repeats the factual allegations of the dismissed federal court complaint and asserts claims for conversion, fraud, tortious interference with contract and violation of the state consumer fraud statute.  The new complaint seeks compensatory damages of $15 million, attorneys’ fees of $100,000 and punitive damages against each of the defendants in the amount of $45 million.  To date, the complaint has not been served upon any of the defendants.

Separately, the Company’s predecessor filed an action against Jet One and its principals in the Supreme Court of New York in which the Company’s predecessor alleges that the Complaint in Jet One’s Federal Court Action contains false and defamatory statements regarding the Company and that Jet One filed its suit for the sole purpose of circulating a press release publicizing the false and defamatory allegations.  Jet One moved to dismiss the suit for failure to state a claim upon which relief may be granted, but this motion was denied by the court.  Jet One subsequently filed an appeal of the denial of its motion to dismiss.  The appeal has been fully briefed, but no argument has been scheduled.

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

    In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  On May 20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint. In October 2009, the parties entered into a "global stipulation" agreeing to stay all proceedings for 90 days.

On or about October 23, 2009, Mitchell Blatt, the former Chairman of the Board and Chief Executive Officer of Company’s predecessor, commenced an action against the Company’s predecessor, its former subsidiary and the Company relating to alleged breach of an agreement between and among the Company’s predecessor, its former subsidiary and Mr. Blatt dated as of August 12, 2008.  In his complaint, Mr. Blatt has alleged causes of action for breach of contract, fraud in the inducement, fraud in the execution, unjust enrichment and conversion.  The complaint seeks compensatory damages of $232,500, punitive damages of $5 million and attorneys’ fees and costs. The Company denies the all the allegations and intends to vigorously defend against this matter.

Except as set forth above, there are no other pending or threatened legal proceedings against the Company.  Based on the advice of counsel, it is management's opinion that we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings. In connection with the sale of the Company’s Halcyon Jet subsidiary to the Company’s former Chief Executive Officer the Company was indemnified by the buyer against any liability which may arise from the above litigation.

Note 7.  Subsequent Events

The Company has no material events other than the borrowings and litigation, discussed in Notes 5 and6, respectively above, to report subsequent to the measurement date of these financial statements through the date that such were issued on December 11, 2009.

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

Results of Operations

Three months ended October 31, 2009 and from inception (April 20, 2009) to October 31, 2009

During these periods the Company had no revenues as its activities principally involved its formation and negotiation of the reverse acquisition. Expenses incurred are general and administrative principally consulting fees and professional fees.  The interest cost relates to notes payable and includes amortization of debt discount and finance costs of approximately $5,000.

 Liquidity and Capital Resources

The Company may not be able to execute its current business plan and fund business operations long enough to archive profitability without obtaining financing. The Company has received interim financing from a related party.  The Company's ultimate success may depend upon its ability to raise capital. There can be no assurance that funds will be available to the Company when needed from any source or; if available, on terms that are favorable to the Company.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

As of October 31, 2009, the Chief Executive Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2009, because of the material weakness described below.

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

The Chief Executive Officer assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

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

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of October 31, 2009, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

The Company is in the process of correcting the internal control deficiency through the employment of a new Chief Financial Officer who assumed this position in September 2009.

PART II — OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

            In September 2008, Jet One Group, Inc. ("Jet One") commenced an action against Halcyon Jets Holdings, Inc., the Company’s predecessor, and several of its former officers, directors and employees in the United States District Court, alleging, among other matters, that the Company’s predecessor fraudulently induced Jet One to enter into a Letter of Intent to acquire Jet One's business. The Complaint alleged that the Company violated the federal Racketeering Influenced Corrupt Organizations Act, the federal Computer Fraud and Abuse Act, the New York consumer fraud and Business law statutes and committed various common law torts, and sought compensatory damages of $15 million and treble or punitive damages of $45 million. On August 14, 2009, the Court dismissed the complaint without prejudice to Jet One's right to re-file the lawsuit.

On or about October 28, 2009, Jet One Group filed a new action against the Company’s predecessor, its former subsidiary and the other defendants in the matter discussed above, in the Supreme Court of New York, which repeats the factual allegations of the dismissed federal court complaint and asserts claims for conversion, fraud, tortious interference with contract and violation of the state consumer fraud statute.  The new complaint seeks compensatory damages of $15 million, attorneys’ fees of $100,000 and punitive damages against each of the defendants in the amount of $45 million.  To date, the complaint has not been served upon any of the defendants.

Separately, the Company’s predecessor filed an action against Jet One and its principals in the Supreme Court of New York in which the Company’s predecessor alleges that the Complaint in Jet One’s Federal Court Action contains false and defamatory statements regarding the Company and that Jet One filed its suit for the sole purpose of circulating a press release publicizing the false and defamatory allegations.  Jet One moved to dismiss the suit for failure to state a claim upon which relief may be granted, but this motion was denied by the court.  Jet One subsequently filed an appeal of the denial of its motion to dismiss.  The appeal has been fully briefed, but no argument has been scheduled.

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

    In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  On May 20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint. In October 2009, the parties entered into a "global stipulation" agreeing to stay all proceedings for 90 days.

On or about October 23, 2009, Mitchell Blatt, the former Chairman of the Board and Chief Executive Officer of Company’s predecessor, commenced an action against the Company’s predecessor, its former subsidiary and the Company relating to alleged breach of an agreement between and among the Company’s predecessor, its former subsidiary and Mr. Blatt dated as of August 12, 2008.  In his complaint, Mr. Blatt has alleged causes of action for breach of contract, fraud in the inducement, fraud in the execution, unjust enrichment and conversion.  The complaint seeks compensatory damages of $232,500, punitive damages of $5 million and attorneys’ fees and costs.  The Company denies the all the allegations and intends to vigorously defend against this matter.

Except as set forth above, there are no other pending or threatened legal proceedings against the Company.  Based on the advice of counsel, it is management's opinion that we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings. In connection with the sale of the Company’s Halcyon Jet subsidiary to the Company’s former Chief Executive Officer the Company was indemnified by the buyer against any liability which may arise from the above litigation.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended October 31, 2009, the Company issued 18,266,667 common shares for the acquisition of Alliance Networks Communications, Inc., as previously reported in our Report on Form 8-K, filed with the SEC on August 27, 2009. This issuance of the Company's common stock was exempt from registration under Section 4(2) of the Securities Act of 1933 as a transaction by an issuer not involving any public offering.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

As previously reported in our Report on Form 8-K, filed with the SEC on August 27, 2009,  we entered into a series of transactions resulting in the sale of our previous operating subsidiary, Halcyon Jets, Inc., and the acquisition of Alliance Networks Communications, Inc., which were approved by written consent of a majority of our shareholders and reported to our shareholders in the Information Statement on Form DEF 14C filed with the Securities and Exchange Commission on July 30, 2009.

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

Item 5.       OTHER INFORMATION

  None.

ITEM 6.    EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC.

Date: December 15, 2009	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chief Executive Officer

Date: December 15, 2009	/s/ Jan E. Chason
Jan E. Chason Chief Financial Officer