Form 10-K
period 2010-01-31
ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC.
filed 2010-05-17
CIK 1374135

  United States Securities and Exchange Commission
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2010
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission File Number 333-137920

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC. (Exact name of registrant as specified in charter)

Delaware		20-3547389
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

120 Wall Street, Suite 2401 New York, NY	10005	(212) 646-808-3093
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Common Stock, par value $0.001 per share		OTC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☑

The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,674,800 .

There were 19,977,778 shares of voting common stock with a par value of $0.001 outstanding at May 14, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ALLIANCE NETWORKS COMMUNICATIONS HOLDINGS, INC.
FORM 10-K

PART I

ITEM 1: BUSINESS

FORWARD-LOOKING STATEMENTS

Statements in this information statement that are not historical facts constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform these statements to actual results.

Corporate Background - Reverse Merger

From August 14, 2007 to August 21, 2009, we operated as Halcyon Jets Holdings, Inc. (“HJH”), a Delaware corporation.  During that period HJH operating through its wholly-owned subsidiary Halcyon Jets, Inc. was a broker of on-demand aircraft services, serving as agent to its customers in arranging for their transportation needs.  Prior to August 14, 2007, we operated as Greenleaf Forest Products, Inc., a Nevada corporation importing pine wood blocks from Brazil and Argentina that are used for civil architecture purposes, such as moldings, porch posts, door components, stair parts and packaging materials.

Effective July 1, 2009, HJH entered into two material agreements, one to acquire a new business and the other to dispose of its existing private aviation brokerage business.  HJH entered into a Share Exchange Agreement with all of the shareholders of Alliance Networks Communications, Inc.  (“ANC”) pursuant to which all of those shareholders would transfer their shares in ANC to HJH in consideration of the issuance of 18,266,666 shares of the HJH’s common stock.   Simultaneously, the Registrant entered into a Stock Purchase Agreement with Halcyon Jets Acquisition Group, LLC, the principal of which is Gregory D. Cohen, HJH’s former Chief Executive Officer, to sell all of the outstanding shares of our Halcyon Jets, Inc. subsidiary to Halcyon Jets Acquisition Group, LLC.

On August 21, 2009, HJH completed the transactions described above and upon the effectiveness and as a result of these transactions, HJH filed an Amendment to its Certificate of Incorporation to change the Company’s name to Alliance Networks Communications Holdings, Inc.(“Alliance”).

Also on August 21, 2009, in accordance with the consent of the stockholders, the Company filed an Amendment to the Company’s Certificate of Incorporation to “reverse split” the issued and outstanding common stock, $.01 par value, in the ratio of one (1) share of common stock for fifteen (15) shares of common stock outstanding immediately preceding the filing of the Amendment, including the shares issued in connection with the transaction described above.   As a result of this reverse split, the voting rights of the Preferred Stock Series A were adjusted to reflect the one (1) for fifteen (15) reverse split and therefore each share of the outstanding Preferred Stock have voting rights equivalent to 67 common shares. All share amounts in the Annual Report have been retroactively restated for the split.

            The merger was accounted for as a reverse acquisition and recapitalization. ANC is the acquirer for accounting purposes and Alliance is the issuer. Accordingly, ANC’s historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares received in the merger. The accumulated deficit of ANC was carried forward after the acquisition. Operations prior to the merger are those of ANC. Earnings per share for the period prior to the merger have been  restated to reflect the equivalent number of shares outstanding as well as the reverse split.

Alliance carries on ANC’s business as its sole line of business. Alliance relocated its executive offices to 120 Wall Street, Suite 2401, New York, New York 10005 and its telephone number is (646) 808-3064.

Overview

ANC while currently only in development stage, plans to become an integrated company that will research, design, manufacture, market and distribute a number of generic and custom application electrical surge protection devices. The primary product focus will be electrical surge limiting terminals that combine easy field line installation with protection from transient voltage, lightning, induction or electronic discharge.

The Company through ANC plans to develop the ability to quickly research, design, and produce specialty products to allow it to develop a market niche to supply both generic and custom built products to a number of industry players in both Canada and the US. With the introduction of high speed internet services in the last few years this market is expected to continue to grow.

The Telecommunication Industry

The current telecommunication infrastructure is a series of networks that rely on sophisticated switches and relays that are sensitive to fluctuations in voltage and current caused by transient voltage, lightning, induction, electrical discharge or other electrical hazards. Preventing these hazards from harming people, damaging expensive equipment, and causing system downtime requires the installation of proven, quality protection products throughout the network.

The significant increase in traffic (voice, data and internet) using this communication network has resulted in higher capacity fiber optic cables replacing traditional cables in the last 10 years. Fiber is expensive to install and has been used primarily for major network conduits. The “last mile” connection to a business or household is still based on copper wire technology. This situation has enticed software developers and equipment manufacturers to develop products that can handle the high traffic volumes utilizing the copper wire infrastructure.

These new products have revitalized copper wire communications and will continue to support this infrastructure. These new products however are more sensitive to voltage fluctuations than the traditional telephone. This has reinforced the need for proven, quality electrical primary surge protection equipment. It has also created a market for secondary surge protection equipment designed to protect the new equipment from lower electrical current fluctuations.

TMI Transformers, Inc. is ANC's initial customer for its Modular AC Protection Products. TMI currently manufactures high quality transformer and telecom products.  With TMI’s introduction of high bandwidth connectivity devices, they have been able to branch out into what would be defined as the “Customer Premise” side of the telecommunications infrastructure.  Starbridge (a supplier of next generation modems), has engaged the services of TMI to supply a patentable protecting device to be designed and assembled by Alliance for the customer premises or basically for the home owner (end user)
.
The marketing plan will be to introduce this family of products into the larger ISP (Internet Service Providers) telephone companies. The concept for this product has been introduced to Verizon and QWEST, with favorable results to date. To put things in perspective, in the opinion of management virtually every residence in the USA and Canada will at some point require a multi service “protected modem”, whether it is for recreational purposes or to run a business at home.

A “fast reacting” device is required now by end users purchasing internet or CATV signal from these larger RBOC’s (regional bell operating companies). Revenues, from this product line over a three period could exceed to $20.4 million in North America alone.

Although initially designed to be deployed in the North American market, this device (with modifications to fit the network) also has potential for the European marketplace for smaller service providers.

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

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.  This could make it more difficult for us to raise funds and adversely affect our relationships with lenders, investors and suppliers

Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern. This indicates that our auditors believe that substantial doubt exists regarding our ability to continue to remain in business. We cannot provide any assurance that we will in fact operate our business profitably or obtain sufficient financing to sustain our business in the event we are not successful in our efforts to generate sufficient revenue and operating cash flow. The expression of such doubt by our independent registered public accounting firm or our inability to overcome the factors leading to such doubt could have a material adverse effect on our relationships.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability and cost of future financings. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

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

We will be relying heavily on the expertise, experience and the services of our senior management and sales personnel once engaged. The loss, or any inability to attract or retain key individuals, could materially adversely affect us. We will seek to compensate and motivate our executives, as well as other employees and independent contractors, through competitive salaries, commissions and bonus plans, but there can be no assurance that these programs will allow us to retain key employees and contractors or hire or attract new key employees and contractors. As a result, if we are not able to engage key personnel or once retained were to leave or cease to be available or our ability to utilize their skills, contacts and other resources impeded, we could face substantial difficulty in finding qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience

 The electrical surge protection device market is extremely competitive.

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

ITEM 2. PROPERTIES

The Company does not own any properties at this time.  It leases its headquarters at 120 Wall Street, Suite 2401, New York, NY 10005 for $2,000 per month on a month to month basis.

ITEM 3. LEGAL PROCEDINGS

In September 2008, Jet One Group, Inc. ("Jet One") commenced an action against Halcyon Jets Holdings, Inc., the Company’s predecessor and several of its former officers, directors and employees in the United States District Court, alleging, among other matters, that the Company’s predecessor fraudulently induced Jet One to enter into a Letter of Intent to acquire Jet One's business. The Complaint alleged that the Company violated the federal Racketeering Influenced Corrupt Organizations Act, the federal Computer Fraud and Abuse Act, the New York consumer fraud and Business law statutes and committed various common law torts, and sought compensatory damages of $15 million and treble or punitive damages of $45 million. On August 14, 2009, the Court dismissed the complaint without prejudice to Jet One's right to re-file the lawsuit.

On or about October 28, 2009, Jet One Group filed a new action against the Company’s predecessor, its former subsidiary and the other defendants in the matter discussed above, in the Supreme Court of New York (“Nassau County Action”), which repeats the factual allegations of the dismissed federal court complaint and asserts claims for conversion, fraud, tortious interference with contract and violation of the state consumer fraud statute.  The new complaint seeks compensatory damages of $15 million, attorneys’ fees of $100,000 and punitive damages against each of the defendants in the amount of $45 million.

Separately, the former subsidiary filed an action against Jet One and its principals in the Supreme Court of New York in which the former subsidiary alleges that the Complaint in Jet One’s Federal Court Action contains false and defamatory statements regarding the former subsidiary and that Jet One filed its suit for the sole purpose of circulating a press release publicizing the false and defamatory allegations.  Jet One moved to dismiss the suit for failure to state a claim upon which relief may be granted, but this motion was denied by the court and the denial was affirmed by the Appellate Division of the Supreme Court of New York in February 2010.  On March 19, 2010, the Company’s former subsidiary dismissed its complaint without prejudice.

On March 22, 2010, all the defendants in the Nassau County Action filed a Verified Answer, Counterclaims and Third-Party Complaint denying any liability to Jet One.  In addition, the Company and the former subsidiary re-asserted the defamation claims that had previously been asserted against Jet One and its principals in the discontinued case described above; and the Company asserted a breach of contract claim against Jet One and its principals relating to a $150,000 promissory note executed in favor of its predecessor by Jet One and personally guaranteed by Jet One’s principals.

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

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  On May 20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint.  In October 2009, the parties entered into a “global stipulation” agreeing to stay all proceedings for 90 days and as of May 14, 2010 there has been no additional activity in this matter.

On or about October 23, 2009, Mitchell Blatt, a former Chairman of the Board and Chief Executive Officer of Company’s predecessor, commenced an action against the Company’s predecessor, its former subsidiary and the Company relating to alleged breach of an agreement between and among the Company’s predecessor, its former subsidiary and Mr. Blatt dated as of August 12, 2008.  In his complaint, Mr. Blatt has alleged causes of action for breach of contract, fraud in the inducement, fraud in the execution, unjust enrichment and conversion.  The complaint seeks compensatory damages of $232,500, punitive damages of $5 million and attorneys’ fees and costs.  In February 2010, the Company filed a motion to dismiss the action and intends to vigorously defend itself in the event that the motion to dismiss is denied.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the ‘‘Over the Counter Bulletin Board’’ trades under the symbol ‘‘ALHN.OB’’.  The market for our common stock has often been sporadic, volatile and limited.

The following table sets forth the high and low sale price of the common stock on a quarterly basis, as reported by Over the Counter Bulletin Board from September 5, 2007 through January 31, 2010 and have been adjusted, as appropriate, for the 1:15 split on September 2, 2009:

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low

First Quarter	$1.05	$.15	$14.25	$4.50

Second Quarter	.60	.15	8.10	4.50

Third Quarter	.50	.11	6.75	.90

Fourth Quarter	.51	.04	1.05	.45

The per share closing sales price of the common stock as reported by the Over the Counter Bulletin Board on May 12, 2010, was $.08.   As of this date there were approximately 85 holders of record of common stock and 19,977,836 shares of common stock outstanding. We have not paid dividends on our common stock outstanding in the past. There are no contractual or legal restrictions that limit our ability to pay dividends in the future; however, there are no expectations that we would pay dividends in the near future.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND CERTAIN CAUTIONARY STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘‘Risk Factors’’ under Part II.  Item 1A.

OVERVIEW

Our discussion and analysis of operations is based upon ourconsolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

Critical Accounting Policies

As the Company has not begun to execute its business plan we have identified only the following policies as critical to understanding of our financial results for the periods presented.

As a result of the transactions described in Note 1 – to the Consolidated Financial Statements, the former stockholders of ANC were the controlling stockholders of the Company and the Company discontinued its former business. Accordingly, the transactions were treated for accounting purposes as a reverse acquisition, and the transactions have been accounted for as a recapitalization of the Company, rather than a business combination. Therefore, the historical financial statements of ANC are the historical financial statements of the Company and historical stockholders' equity of ANC has been restated to reflect the recapitalization. Pro forma information has not been presented since the transaction is not a business combination.

The consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since the Company ‘s formation in April 2009, the Company has not begun its efforts to produce and market electrical surge protection devises and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of potential business combinations which was completed in August 2009.

The Company may not be able to execute its current business plan and fund business operations long enough to achieve profitability without obtaining financing. The Company's ultimate success may depend on its ability to raise capital. There can be no assurance that funds will be available to the Company when needed from any source or; if available, on terms that are favorable to the Company.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

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

Results of Operations

From inception (April 20, 2009) to January 31, 2010

During these periods the Company had no revenues as its activities principally involved its formation and negotiation of the reverse acquisition. Expenses incurred are general and administrative principally staff costs and professional fees.  The interest cost relates to notes payable and includes amortization of debt discount and finance costs charges as described below.

The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $9,500 to the notes and $7,500 to the warrants. The warrants issued for services were recorded as prepaid financing fees of $6,750 and will be amortized to interest expense over the related loan periods.  During the year ended January 31, 2009, the Company recorded $3,500 as additional interest expense related to the amortization of the debt discount and prepaid financing fees.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 452 % and 457%; risk-free interest rate of .87% and .94%; expected life of 3 years and estimated dividend yield of 0%.

In November 2009, the Company entered into an arrangement with LeadDog Capital LP in which the Company may borrow an aggregate of $500,000 with interest payable at 14% per annum three years from the date of any borrowings.  The indebtedness including interest is convertible into common stock at the lesser of $.10 or 75% of the lowest closing bid price during the 15 day period prior to the conversion date but in no event can the conversion price be less than $0.005 The Company accounted for the borrowings under this arrangement  in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, as the conversion feature embedded in the debentures could result in the principal being converted to a variable number of the Company's common shares.   The fair value of the conversion feature is calculated at the time of issuance and the Company records a conversion liability for the calculated value. The conversion liability is revalued at the end of each reporting period which results in a gain or loss for the change in fair value.  During the year ended January 31, 2010, the Company borrowed $62,400 under this arrangement. The Company determined the fair value of the debentures at the dates of issuance to be $122,909 which represented the face value of the debentures plus the fair value of the conversion feature of $60,509. The conversion liability was revalued at January 31, 2010 resulting in a reduction in the fair value of $39,709 which was recognized as a reduction in financing cost.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9 A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer  and Chief Financial Officer to allow timely decisions regarding required disclosure.

As of January 31, 2010, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2010, because of the material weakness described below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

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

The Chief Executive Officer and Chief Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010. In performing its assessment of the effectiveness of the Company’s internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

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

Because of the material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2010, based on the criteria in Internal Control-Integrated Framework issued by COSO.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter ended January 31, 2010.

ITEM 9 B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors, executive officers and key executives of our operating groups during fiscal year ended January 31, 2010 are as follows:

Name	Age	Position with Company
Boris Rubizhevsky	59	Director, Chairman and Chief Executive Officer
Jan E. Chason	64	Chief Financial Officer
Winston (“Buzz”) Willis	63	Director
Paul Lisak	64	Director

BORIS RUBISHEVSKY has served as a Director of the Company since August 2009. He was a Director of United EcoEnergy Corp. from June 2008 until April 16, 2010.  Mr. Rubizhevsky founded NexGen Security Corporation, a consulting firm specializing in homeland security, biological and environmental products and technologies. In 1992 Mr. Rubizhevsky co-founded Isonics Corporation a diversified international company in life science, semi-conductor wafer services and homeland security products.  Before founding Isonics, Mr. Rubizhevsky spent more than ten years with General Electric Company in a number of international sales and marketing managerial positions. Mr. Rubizhevsky holds a B.S. degree in engineering from the Stevens Institute of Technology.

Boris Rubizhevsky has over thirty years of business experience ranging from corporate management and mergers and acquisitions, to business development, sales and marketing and has held officer positions in public companies since 1997.  The companies have been as large as $150 million in market value and have grossed up to $30 million in revenue. Boris provides relevant Chief Executive Officer as well technology experience.

JAN E. CHASON was appointed the Company’s Chief Financial Officer in September 2009.  He is also the Chief Financial Officer of Spring Creek Capital Corp. and United EcoEnergy Corp. since November 20, 2009 and October 7, 2009 respectively.    Mr. Chason has also served as the Chief Financial Officer of several other publicly-owned companies including Halcyon Jets Holdings, Inc. (the Company’s predecessor from August 2007 to August 2009), Ckrush Inc. (February 2006 to September 2008) and Majesco Entertainment Company (January 2003 to January 2006). Mr. Chason was also formerly a partner at Ernst & Young.  Mr. Chason, is a certified public accountant and has a Bachelor of Business Administration from City College of New York.

Since 1994, Mr. Chason has been a senior financial officer of ten public companies which ranged from development stage to mature operating companies with revenues ranging from $10 million to $1.6 billion.  During his 25 year career in public accounting he provided assurance services to both publicly-owned as well as privately-own enterprises.  Mr. Chason provides a high level of financial literacy as well a broad exposure to various industries.

 WINSTON ‘BUZZ’ WILLIS has been a Director of the Company since August 2009 and is also a Director of Paradise Music & Entertainment, Inc.  Mr. Willis is acknowledged as a true pioneer and marketing innovator in the music industry.   Since 1996 he has provided services such as artist management, tour direction, record production and concert tour promotion.  Buzz is a member of the R&B Hall of Fame.  He has a B.S. degree from Case Weston University in Business Administration.

In addition to being a member of the Rhythm & Blues Hall of Fame and at the time the youngest Vice-President of a public music company Mr. Willis has been a member of the Board of Directors of a public company for many years. His addition to the Board provides diversity as well as marketing experience to our Board.

PAUL LISAK has been a member of the Board of Directors since August 2009 and Director of Paradise Music & Entertainment, Inc. since 2007.  Mr. Lisak retired in 2002 as Los Angeles County’s Hazardous Materials Control Manager, and has over 30 years service devoted to the administration and management of public health and management of hundreds of millions of dollars in public funds. Mr. Lisak has a Bachelor’s Degree in Biology and another in Environmental Science, from Indiana State University. He also has a Master’s Degree in Environmental Science and Occupational Health from California State University at Northridge. Mr. Lisak provides governmental and political expertise to our Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation during each of the last two fiscal years to our Chief Executive Officers for each of those years and any officer who earned in excess of $100,000 during the year ended January 31, 2010.

Name and Principal Position	Year	Salary $	Option/ Warrant Awards $(1)	All Other Compensation $	Total $

Boris Rubishevsky	2010	-0-	-0-	-0-	-0-
Chief ExecutiveOfficer
Gregory D. Cohen	2010	200,000			200,000
Chief ExecutiveOfficer (2)	2009	287,708	177,781	145,833	611,322
Mitchell Blatt
Chairman and Chief ExecutiveOfficer (3)	2009	85,000	222,720	65,000	372,720
Christian Matteis	2009	362,500	6,560		369,060
President
Jan E. Chason(4)	2010	200,000			200,000
Chief Financial Officer	2009	204,166	1,640	—	205,806
Andrew Drykerman
Executive Vice President	2009	133,761	3,280	—	137,041

(1)
 Represents compensation expense incurred by the predecessor company in the prior fiscal year. See Note 8 to 2009 Halcyon Jets Holdings, Inc.’s  Consolidated Financial Statements for details as to the assumptions used to determine the fair value of the option awards including the expense related to the repricing, in fiscal 2009, of options issued in 2008.

(2)
The predecessor company paid Philabelle Consulting Corp for Mr. Cohen’s services.  “Salary” is the portion of the compensation paid subsequent to his appointment and payments prior to that date were included in “All Other Compensation”

(3)
Mr. Blatt served as the predecessor company’s Chairman and Chief Executive Officer from May to August 2008 and the related compensation during the period was included in “Salaries”.  Payments under his termination agreement during the fiscal year were included in “All Other Compensation”.

(4)	Included in the 2010 salary is $40,000 paid to JEC Consulting Associates LLC for his services as the Company’s Chief Financial Officer and the balance was salary paid by the predecessor company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table is based on 19,977,836 shares of Common Stock issued and outstanding on January 31, 2010 plus 1,400,000 equivalent voting rights applicable to issued and outstanding 21,000 shares of Series A Preferred and sets forth based upon our knowledge of securities issued by us, certain information regarding the ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our voting power; (ii) each executive officer; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to such shares of common stock. The address of each of the stockholders listed below except as noted is c/o Alliance Network Communications Holdings, Inc., 120 Wall Street, Suite 2401, New York, New York 10005.

Name of Beneficial Owner	Number of Equivalent Shares Beneficially Owned		Voting Power (%)
Lawler & Associates, LLP (1)	13,396,667		67.1
Boris Rubizhevsky	-		-
Winston ("Buzz") Willis	-		-
Paul Lisak	-		-
Jan E. Chason	8,334	(2)	*
All executive officer and directors as a group (4 persons)	8,334		*

(1)	- Lawler & Associates disclaims beneficial ownership of these shares as it is holding them in trust for certain clients

(2)	- Includes options to purchase 1,667 shares of our common stock.
*- less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On behalf of Alliance and its shareholders, we retained Rosenberg Rich Baker Berman and Company to audit our consolidated financial statements for fiscal 2010. In addition, the predecessor company also retained Rosenberg Rich Baker Berman.   We understand the need for Rosenberg Rich Baker Berman to maintain objectivity and independence in its audit of our financial statements and our internal control over financial reporting. To minimize relationships that could appear to impair the objectivity of Rosenberg Rich Baker Berman, we have restricted the non-audit services that Rosenberg Rich Baker Berman may provide to us primarily to tax services and merger and acquisition due diligence services. The Company has also adopted policies and procedures for pre-approving all non-audit work performed by Rosenberg Rich Baker Berman. The Chairman of the Board is authorized to pre-approve any audit or non-audit service on behalf of the Board, provided such decisions are presented to the full Board at its next regularly scheduled meeting.

The aggregate fees billed by Rosenberg Rich Baker Berman in fiscal 2010 and 2009 for these various services were:

Type of Fees	2010	2009

Audit Fees	$27,125	$90,210

Audit-Related Fees	2,000	-

Tax Fees	14,010	11,700

Total	$43,135	$101,910

In the above table, in accordance with the SEC’s rules, “audit fees” are fees that we paid to Rosenberg Rich Baker Berman for the audit of our annual financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs. “Audit-related fees” are merger and acquisition due diligence services. “Tax fees” are fees for tax compliance.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements.

The financial statements required by item 15 are submitted in a separate section of this report, beginning on Page F-1, incorporated herein and made a part hereof.

(2) Financial Statement Schedules.

Schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or notes thereto.

(3) Exhibits

(a)   Exhibits

Exhibit Number	Description

2.1 (1)	Share Exchange Agreement by and Among Halcyon Jets Holdings, Inc. and the Shareholders of Alliance Network Communications, Inc., dated as of July 1, 2009

2.2 (1)	Certificate of Merger, dated August 17, 2007, between Halcyon, Inc. and Halcyon Jets Acquisition Corp.

3.1(2)	Amendment to Certificate of Incorporation, dated August 21, 2009

3.2(3)	By-laws

10.4 (4)	Form of Directors and Officers Indemnification Agreement

10.5 (4)	2007 Equity Incentive Plan

10.6 (4)	Form of 2007 Incentive Stock Option Agreement

10.7 (4)	Form of 2007 Non-Qualified Stock Option Agreement

21	Alliance Network Communications Holdings, Inc. subsidiaries

31.1	Certification by Chief Executive Officer pursuant to Sarbanes-Oxley Section 302.

31.2	Certification by Chief Financial Officer pursuant to Sarbanes-Oxley Section 302.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)   Incorporated by reference from the Company’s Definitive Information Statement filed July 30, 2009
(2)   Incorporated by reference from the Company's Current Report on Form 8-K filed August 27, 2009
(3)   Incorporated herein by reference from the Company’s Current Report on Form 8-K filed August 15, 2007
(4)     Incorporated by reference from the Company's Current Report on Form 8-K filed August 23, 2007.

(b) Reports on Form 8-K

None.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC.

Dated: May 14, 2010	By:	/s/ Boris Rubizhevsky
Boris Rubizhevsky
Chief Executive Officer and Director

Dated: May 14, 2010	By:	/s/ Jan E. Chason
Jan E. Chason
Chief Financial Officer and Director

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alliance Network Communications Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Alliance Network Communications Holdings, Inc. (a development stage company) as of January 31, 2010, and the related consolidated statements of operations, stockholders’ deficiency and cash flows for the period April 20, 2009 (Date of Inception) to January 31, 2010. Alliance Network Communications Holdings, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alliance Network Communications Holdings, Inc. as of January 31, 2010, and the results of its operations and its cash flows for the period ended April 20, 2009 (Date of Inception) to January 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company is a development stage company and its activities, to date, have been organizational in nature.  The Company may not be able to execute its current business plan and fund business operations long enough to achieve profitability without obtaining financing.  These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
May 14, 2010

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC AND SUDSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
January 31, 2010

ASSETS

CURRENT ASSETS
Cash	$3,056
Other current assets	3,400
Deferred finance cost	4,344
Total current assets	10,800
Note and interest receivable	100,917
TOTAL ASSETS	$111,717

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable – related party	$3,120
Accrued interest payable – related party	1,833
Accrued expenses	21,019
Notes payable, net of discount of $4,800 – related party	12,168
Total current liabilities	38,140

Convertible Debentures – related party	83,200

STOCKHOLDERS' EQUITY
Preferred stock – Series A – $.001 par value, 21,000 shares authorized, issued and outstanding	21
Common stock - $.001 par value, authorized 300,000,000 shares 19,977,778 shares issued and outstanding	19,978
Additional paid in capital	94,368
Deficit accumulated during the development stage	(123,990)
Total stockholders' deficiency	(9,623)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$111,717

See notes to the consolidated financial statements.

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
INCEPTION (APRIL 20, 2009) TO JANUARY 31, 2010

Expenses
General and administrative	$94,063
Finance costs	29,010
Interest – net	917
Total expenses	123,990

Net loss	$(123,990)

Net loss per common share – (basic and diluted)	$(.01)

Average number of shares outstanding – (basic and diluted)	19,977,778

See notes to the consolidated financial statements.

ALLIANCE NETWORKS COMMUNICATIONS HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
From Inception (April 20, 2009) to January 31, 2010

							Deficit Accumulated	Total
	Preferred Stock			Common Stock			During Development	Stockholders’
	Shares		Amount	Shares	Amount	Paid In Capital	Stage	Deficiency
Common stock issued to founders for cash	-		$-	1,000,000	$100	-	$-	$100

Effect of recapitalization – reverse acquisition	21,000		21	18,977,778	19,878	80,101	-	100,000

Issuance of warrants in connection with: Notes payable – related party		-		-	-	7,517		7,517

Financing cost – related party	-		-	-	-	6,750		6,750

Net (loss)	-		-	-	-	-	(123,990)	(123,990)

Balance, January 31, 2010	21,000		$21	19,977,778	$19,978	$94,368	$(123,990)	$(9,623)

See notes to the consolidated financial statements

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
Inception (April 20, 2009) to January 31, 2010

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(123,990)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and interest accruals	26,806
Changes in operating assets and liabilities:
Other current assets	(3,400)
Accounts payable	24,140
NET CASH USED IN OPERATING ACTIVITIES	(76,444)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	100
Notes payable – related party	17,000
Convertible Debentures – related party	62,400
NET CASH USED IN FINANCING ACTIVITIES	79,500

NET CHANGE IN CASH	3,056

CASH - BEGINNING OF THE PERIOD	-
CASH - END OF THE PERIOD	$3,056

Supplemental Disclosures

Non-cash investing and financing activities Warrants issued in connection with financing fees – related party	$6,750

See notes to the consolidated financial statements.

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC AND SUBSIDIARY
Notes to the Consolidated Financial Statements

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

Note 2.  Significant Accounting Policies

Basis of Preparation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since its formation in April 2009, ANC, the Company’s principal subsidiary, has been a development stage company and has not begun its efforts to produce and market electrical surge protection devises and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of potential business combinations which was completed in August 2009.

The Company may not be able to execute its current business plan and fund business operations long enough to archive profitability without obtaining financing. The Company's ultimate success depends upon its ability to raise capital. There can be no assurance that funds will be available to the Company when needed from any source or; if available, on terms that are favorable to the Company.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, as well as in the healthcare industry and any other parameters used in determining these estimates could cause actual results to differ.

Concentration of Credit Risk

The Company may place its cash with various financial institutions and, at times, cash held in depository accounts at such institutions may exceed the Federal Deposit Insurance Corporation insured limit.

Revenue Recognition

Upon initiation of active operations, the Company will recognize revenues when persuasive evidence of an arrangement exists, product has been delivered or services have been rendered, the price is fixed or determinable and collectability is reasonably assured. Revenue will be recognized net of estimated sales returns and allowances.

Income Taxes

The Company accounts for income taxes using a method that requires recognition of deferred tax assets and liabilities for expected future tax consequences of temporary differences that currently exist between tax bases and financial reporting bases of the Company’s assets and liabilities (commonly known as the asset and liability method). In assessing the ability to realize deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year.   The Company does not have a liability for any unrecognized tax benefits. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof

As of January 31, 2010, the Company has approximately $300,000 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry- is forwards and temporary differences as realization of the asset is not assured. Utilization of net operating loss carry-forwards arising from our predecessor company are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

 Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the periods.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 21,667;warrants – 457,111; and convertible debentures - 985,905) are anti-dilutive.

Outstanding options were issued by the Company’s predecessor and are exercisable through 2018 with an exercise price of $5.70. Warrants for 322,111 shares of common stock were issued by our predecessor with weighted average exercise price of $11.21 and are exercisable through 2014. The balance of the outstanding warrants were issued in connection with the notes payable to a related party (see Note 3 ).

New Accounting Pronouncements

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issue ASU 2010-17, Revenue Recognition – Milestone Method (“ASU 2010-17”).  ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate.  A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.  The following criteria must be met for a milestone to be considered substantive.  The consideration earned by achieving the milestone should:

1.
Be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone.

2.	Related solely to past performance.
3.	Be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement

Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.   ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Note 3.  Related Party Transactions

Notes Payable

In September and October 2009, the Company borrowed an aggregate of $17,000 from LeadDog Capital LP through issuances of notes payable for periods of 1 year with interest payable at 16% per year.  In connection with the issuance of these notes the Company granted the lender warrants to purchase 90,000 shares of the Company’s common stock at $.001.  In addition, the Company issued warrants to purchase 45,000 shares of the Company’s common stock at $.001 to LeadDog Capital Markets LLC (the general partner) for due diligence services. LeadDog Capital LP and its affiliates are shareholders and warrant holders however the group is restricted from becoming a beneficially owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 4.9% of the number of shares of common stock outstanding.

The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $9,500 to the notes and $7,500 to the warrants. The warrants issued for services were recorded as prepaid financing fees of $6,750 and will be amortized to interest expense over the related loan periods.  During the year ended January 31, 2010, the Company recorded $3,500 as additional interest expense related to the amortization of the debt discount and prepaid financing fees.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 452 % and 457%; risk-free interest rate of .87% and .94%; expected life of 3 years and estimated dividend yield of 0%.

Convertible Debentures

In November 2009, the Company entered into an arrangement with LeadDog Capital LP in which the Company may borrow an aggregate of $500,000 with interest payable at 14% per annum three years from the date of any borrowings.  The indebtedness including interest is convertible into common stock at the lesser of $.10 or 75% of the lowest closing bid price during the 15 day period prior to the conversion date but in no event can the conversion price be less than $0.005 The Company accounted for the borrowings under this arrangement  in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, as the conversion feature embedded in the debentures could result in the principal being converted to a variable number of the Company's common shares.   The fair value of the conversion feature is calculated at the time of issuance and the Company records a conversion liability for the calculated value. The conversion liability is revalued at the end of each reporting period which results in a gain or loss for the change in fair value.  During the year ended January 31, 2010, the Company borrowed $62,400 under this arrangement. The Company determined the fair value of the debentures at the dates of issuance to be $122,909 which represented the face value of the debentures plus the fair value of the conversion feature of $60,509. The conversion liability was revalued at January 31, 2010 resulting in a reduction in the fair value of $39,709 which was recognized as a reduction in financing cost.

Office Space

The Company rents its shared office space from LeadDog Capital Partners, Inc., an affiliate of LeadDog Capital LP for $2000 a month on a month to month basis.

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

Note 5.  Litigation

 In September 2008, Jet One Group, Inc. ("Jet One") commenced an action against Halcyon Jets Holdings, Inc., the Company’s predecessor and several of its former officers, directors and employees in the United States District Court, alleging, among other matters, that the Company’s predecessor fraudulently induced Jet One to enter into a Letter of Intent to acquire Jet One's business. The Complaint alleged that the Company violated the federal Racketeering Influenced Corrupt Organizations Act, the federal Computer Fraud and Abuse Act, the New York consumer fraud and Business law statutes and committed various common law torts, and sought compensatory damages of $15 million and treble or punitive damages of $45 million. On August 14, 2009, the Court dismissed the complaint without prejudice to Jet One's right to re-file the lawsuit.

On or about October 28, 2009, Jet One Group filed a new action against the Company’s predecessor, its former subsidiary and the other defendants in the matter discussed above, in the Supreme Court of New York (“Nassau County Action”), which repeats the factual allegations of the dismissed federal court complaint and asserts claims for conversion, fraud, tortious interference with contract and violation of the state consumer fraud statute.  The new complaint seeks compensatory damages of $15 million, attorneys’ fees of $100,000 and punitive damages against each of the defendants in the amount of $45 million.

Separately, the former subsidiary filed an action against Jet One and its principals in the Supreme Court of New York in which the former subsidiary alleges that the Complaint in Jet One’s Federal Court Action contains false and defamatory statements regarding the former subsidiary and that Jet One filed its suit for the sole purpose of circulating a press release publicizing the false and defamatory allegations.  Jet One moved to dismiss the suit for failure to state a claim upon which relief may be granted, but this motion was denied by the court and the denial was affirmed by the Appellate Division of the Supreme Court of New York in February 2010.  On March 19, 2010, the Company’s former subsidiary dismissed its complaint without prejudice.

On March 22, 2010, all the defendants in the Nassau County Action filed a Verified Answer, Counterclaims and Third-Party Complaint denying any liability to Jet One.  In addition, the Company and the former subsidiary re-asserted the defamation claims that had previously been asserted against Jet One and its principals in the discontinued case described above; and the Company asserted a breach of contract claim against Jet One and its principals relating to a $150,000 promissory note executed in favor of its predecessor by Jet One and personally guaranteed by Jet One’s principals.

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

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  On May 20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint In October 2009, the parties entered into a “global stipulation” agreeing to stay all proceedings for 90 days and as of May 14, 2010 there has been no additional activity in this matter.

On or about October 23, 2009, Mitchell Blatt, a former Chairman of the Board and Chief Executive Officer of Company’s predecessor, commenced an action against the Company’s predecessor, its former subsidiary and the Company relating to alleged breach of an agreement between and among the Company’s predecessor, its former subsidiary and Mr. Blatt dated as of August 12, 2008.  In his complaint, Mr. Blatt has alleged causes of action for breach of contract, fraud in the inducement, fraud in the execution, unjust enrichment and conversion.  The complaint seeks compensatory damages of $232,500, punitive damages of $5 million and attorneys’ fees and costs.  In February 2010, the Company filed a motion to dismiss the action and intends to vigorously defend itself in the event that the motion to dismiss is denied.

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

NOTE 6:  Fair Value Measurements

Accounting principles generally accepted in the United States define fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. Additionally, the inputs used to measure fair value are prioritized based on a three-level hierarchy. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•	Level 1 — Quoted prices in active markets for identical assets or liabilities.
•
Level 2 — Observable inputs other than quoted prices included in Level 1. We value assets and liabilities included in this level using dealer and broker quotations, bid prices, quoted prices for similar assets and liabilities in active markets, or other inputs that are observable or can be corroborated by observable market data.

•
Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For the Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative instruments which were fair valued using Level 2 inputs (see Note 3).

Note 7.  Subsequent Events

The Company has no material events other than additional borrowings of $29,000 through the issuances of convertible debentures to the related party discussed in Note 3.