Form 10-Q
period 2010-04-30
ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC.
filed 2010-06-17
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010

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

Yes ☐   No ☑

As of June 16, 2010, there were outstanding 19,977,778 Common Shares, $.001 par value per share, of the Company.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheet at April 30, 2010 (unaudited) and January 31, 2009	3

	Condensed Consolidated Statements of Operations for the three months ended April 30, 2010 and from inception (April 20, 2009) to April 30, 2009 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity from inception (April 20, 2009) to April 30, 2010 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows from inception (April 20, 2009) to April 30, 2010 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Submission of Matters to a Vote of Security Holders	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

	EX-31: CERTIFICATIONS

	EX-32: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED BALANCE SHEET
 (unaudited)

	April 30,2010	January 31,2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$2,187	$3,056
Deferred finance costs	2,656	4,344
Other current assets	-	3,400
Total current assets	4,843	10,800
Note and interest receivable	101,417	100,917
TOTAL ASSETS	$106,260	$111,717

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$35,318	$21,019
Due to related party – current	29,705	17,121
Total current liabilities	65,023	38,140

Due to related party – non-current	170,725	83,200

STOCKHOLDERS' DEFICIENCY
Preferred stock – Series A – $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common stock - $.001 par value, authorized 300,000,000 shares 19,977,778 shares issued and outstanding	19,978	19,978
Additional paid in capital	94,368	94,368
Deficit accumulated during the development stage	(243,855)	(123,990)
Total stockholders' deficiency	(129,488)	(9,623)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$106,260	$111,717

See notes to the condensed consolidated financial statements.

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended April 30, 2010	From Inception (April 20, 2009) to April 30, 2009	From Inception (April 20, 2009) to April 30, 2010
Expenses
General and administrative	$53,628	$-	$147,691
Finance cost	63,485	-	92,495
Interest – net	2,752	-	3,669
Total expenses	119,865	-	243,855

Net loss	$(119,865)	$-	$(243,855)

Net loss per common share – (basic and diluted)	$(.01)	$-

Average number of shares outstanding – (basic and diluted)	19,977,778	19,977,778

See notes to the condensed consolidated financial statements.

ALLIANCE NETWORKS COMMUNICATIONS INC.
 (A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception (April 20, 2009) to April 30, 2010

	Preferred Stock		Common Stock			Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid In Capital	Stage	Equity
Common stock issued to founders for cash			1,000,000	$100		-	$100

Effect of recapitalization – reverse acquisition	21,000	$21	18,977,778	19,878	80,101	-	100,000

Issuance of warrants in connection of financing – related party					7,517		7,517

Financing cost – related party					6,750		6,750

Net (loss) for period ended January 31, 2010	-	-	-	-	-	(123,990)	(123,990)

Balance, January 31, 2010	21,000	$21	19,977,778	$19,978	$94,368	$(123,990)	$(9,623)

Net (loss) for period ended April 30, 2010						(119,865)	(119,865)
Balance, April 30, 2010	21,000	$21	19,977,778	$19,978	$94,368	$(243,855)	$(129,488)

See notes to the condensed consolidated financial statements

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
 (unaudited)

	Three Months Ended April 30, 2010	From Inception (April 20, 2009) to April 30, 2009	From Inception (April 20, 2009) to April 30, 2010

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(119,865)	$-	$(243,855)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and interest accruals	66,237	-	93,043
Changes in operating assets and liabilities: Other current assets	3,400	-	-
Accounts payable and accrued expenses	12,846	-	33,866
Due to related party – current	7,453	-	10,573
NET CASH USED IN OPERATING ACTIVITIES	(29,929)		(106,373)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock			100
Due to related party – noncurrent	29,060	-	108,460
NET CASH USED IN FINANCING ACTIVITIES	29,060	-	108,560

NET CHANGE IN CASH	(869)	-	2,187

CASH – BEGINNING OF THE PERIOD	3,056	-	-0-
CASH - END OF THE PERIOD	$2,187	-	$2,187

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
(unaudited)

Note 2.  Significant Accounting Policies (continued)

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

The condensed consolidated balance sheet at January 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended January 31, 2010 filed with the Securities and Exchange Commission on Form 10-K on May 17, 2010.

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

The Company evaluates its tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are ‘‘more-likely-than-not’’ of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year.   The Company does not have a liability for any unrecognized tax benefits. Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof.

Alliance Network Communications Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements - continued
(unaudited)

As of January 31, 2010, the Company has approximately $300,000 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry- forwards and temporary differences as realization of the asset is not assured. Utilization of net operating loss carry-forwards arising from our predecessor company are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

 Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the periods.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 21,667; warrants – 457,111; and convertible debentures – 2,438,933) are anti-dilutive.

Outstanding options were issued by the Company’s predecessor and are exercisable through 2018 with an exercise price of $5.70. Warrants for 322,111 shares of common stock were issued by our predecessor with weighted average exercise price of $11.21 and are exercisable through 2014. The balance of the outstanding warrants was issued in connection with the notes payable to a related party (see Note 3).

Reclassifications

Certain prior period amounts were reclassified to conform to the current period classifications.

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

Due to Related Party – current portion

Alliance Network Communications Holdings, Inc.
Notes to the Condensed Consolidated Financial Statements - continued
(unaudited)
Due to Related Parties – current portion includes the following:
	April 30, 2010	January 31, 2010
Notes payable - net of discount of $4,600 and $2,700 (1)	$14,047	$12,168
Rent (2)	6,000	-
Interest	5,085	1833
Financing fees (3)	4,573	3120
	$29,705	$17,121

(1)
During the year ended January 31, 2010, the Company borrowed an aggregate of $17,000 from LeadDog Capital LP through the issuance of notes payable for periods of 1 year each with interest payable at 16% per year.  In connection with the issuance of these notes the Company granted the lender warrants to purchase 90,000 shares of the Company’s common stock at $.001.  In addition, the Company issued warrants to purchase 45,000 shares of the Company’s common stock at $.001 to LeadDog Capital Markets LLC (the general partner) for due diligence services. LeadDog Capital LP and its affiliates are shareholders and warrant holders however the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 4.9% of the number of shares of common stock outstanding.

The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $9,500 to the notes and $7,500 to the warrants. The warrants issued for services were recorded as prepaid financing fees of $6,750 and will be amortized to interest expense over the related loan periods.  During the three months ended April 30, 2010, the Company recorded expense of $3,500 for the amortization of the debt discount and prepaid financing fees.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 452 % and 457%; risk-free interest rate of .87% and .94%; expected life of 3 years and estimated dividend yield of 0%.

(2)	The Company rents its shared office space from LeadDog Capital Partners, Inc., an affiliate of LeadDog Capital LP for $2,000 a month on a month to month basis.

(3)
LeadDog Capital Markets LLC, the general partner of LeadDog Capital LP, is due a fee for due diligence related to the convertible debenture arrangement discussed below.  The total fee will be $10,000 and is earned based upon a formula related to the amount of the borrowings incurred.

Due to Related Party – non-current

Due to Related Parties – non-current consists of borrowings under a convertible debenture arrangement.  In November 2009, the Company entered into an arrangement with LeadDog Capital LP in which the Company may borrow an aggregate of $500,000 with interest payable at 14% per annum three years from the date of any borrowings.  The indebtedness including interest is convertible into common stock at the lesser of $.10 or 75% of the lowest closing bid price during the 15 day period prior to the conversion date but in no event can the conversion price be less than $0.005 The Company accounted for the borrowings under this arrangement  in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, as the conversion feature embedded in the debentures could result in the principal being converted to a variable number of the Company's common shares.   The fair value of the conversion feature is calculated at the time of issuance and the Company records a conversion liability for the calculated value. The conversion liability is revalued at the end of each reporting period which results in a gain or loss for the change in fair value.  During the year ended January 31, 2010, the Company borrowed $62,400 under this arrangement and during the three months ended April 30, 2010 the Company borrowed an additional $29,060. The Company determined the fair value of the debentures at the dates of issuance to be $169,000 which represented the face value of the debentures plus the fair value of the conversion feature of $ $78,000 (of which $18,000 was recorded in the quarter ended April 30, 2010). The conversion liability was revalued at April 30, 2010 resulting in additional expense of $41,000 to increase the liability to its fair value.

Note 4.  Litigation

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

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  On May 20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint In October 2009, the parties entered into a “global stipulation” agreeing to stay all proceedings for 90 days and as of June 16, 2010 there has been no additional activity in this matter.

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

NOTE 5:  Fair Value Measurements

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

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For the Company, the only assets and liabilities that are adjusted to fair value on a recurring basis is the conversion feature of our convertible debt which was fair valued using Level 2 inputs (see Note 3).

Note 7.  Subsequent Events

Subsequent to April 30, 2010, the Company borrowed $24,200 through additional issuances of convertible debentures to the related party discussed in Note 3.

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

The condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since the Company ‘s formation in April 2009, the Company has not begun its efforts to produce and market electrical surge protection devices and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of potential business combinations which was completed in August 2009.

The Company may not be able to execute its current business plan and fund business operations long enough to achieveprofitability without obtaining financing. The Company's ultimate success may depend its ability to raise capital. There can be no assurance that funds will be available to the Company when needed from any source or; if available, on terms that are favorable to the Company.   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The Company accounted for the borrowings under a convertible debenture arrangement  in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, as the conversion feature embedded in the debentures could result in the principal being converted to a variable number of the Company's common shares.   The fair value of the conversion feature is calculated at the time of issuance and the Company records a conversion liability for the calculated value. The conversion liability is revalued at the end of each reporting period which results in a gain or loss for the change in fair value.

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

Results of Operations

Three months ended April 30, 2010 vs inception (April 20, 2009) hrough April 30, 2009

During the periods the Company had no revenues as its activities principally involved its formation, negotiation of the reverse merger and planning for the execution of its business plan. Expenses incurred during the three months ended April 30, 2010 were general and administrative principally consulting fees and professional fees.  The interest cost relates to notes payable and convertible debentures, net ($2,800), amortization of debt discount ($1,900) and finance costs ($3,100), a charge of $17,700 to fair value the conversion feature of the convertible debentures at the time of issuance and a charge of $40,700 for the change in fair value of the indebtedness. During the prior year period the Company did not incur any expenses.

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

As of April 30, 2010, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2010, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2010 there were no changes in our system of internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 1.    LEGAL PROCEEDINGS

            In September 2008, Jet One Group, Inc. ("Jet One") commenced an action against Halcyon Jets Holdings, Inc., the Company’s predecessor and several of its former officers, directors and employees in the United States District Court, alleging, among other matters, that the Company’s predecessor fraudulently induced Jet One to enter into a Letter of Intent to acquire Jet One's business. The Complaint alleged that the Company violated the federal Racketeering Influenced Corrupt Organizations Act, the federal Computer Fraud and Abuse Act, the New York consumer fraud and Business law statutes and committed various common law torts, and sought compensatory damages of $15 million and treble or punitive damages of $45million. On August 14, 2009, the Court dismissed the complaint without prejudice to Jet One's right to re-file the lawsuit.

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

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  On May 20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint In October 2009, the parties entered into a “global stipulation” agreeing to stay all proceedings for 90 days and as of June 16, 2010 there has been no additional activity in this matter.

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

Except as set forth above, there are no other pending or threatened legal proceedings against the Company.  Based on the advice of counsel, it is management's opinion that we have made adequate provision for potential liabilities, if any, arising frompotential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings. In connection with the sale of the Company’s Halcyon Jet subsidiary to the Company’s former Chief Executive Officer the Company was indemnified by the buyer against any liability which may arise from the above litigation.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None

Item 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None.

Item 5.       OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS

(a) Exhibits

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC.

Date: June17, 2010	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chief Executive Officer

Date: June 17, 2010	/s/ Jan E. Chason
Jan E. Chason Chief Financial Officer