Form 10-Q
period 2010-07-31
ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC.
filed 2010-09-21
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission file number: 333-137920

ALLIANCE NETWORK COMMUNICATIONS
 HOLDINGS, INC.
(Exact name of Company as specified in its charter)

Delaware	20-3547389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1365 N. Courtenay Parkway, Suite A Merritt Island, FL	32953
(Address of Company’s principal executive offices)	(Zip Code)
(321) 452-9091
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

As of September 16, 2010, there were outstanding 28,627,778 Common Shares, $.001 par value per share, of the Company.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	2

	Consolidated Balance Sheet at July 31, 2010 (unaudited) and January 31, 2010	3

	Consolidated Statements of Operations for the three and six months ended July 31, 2010 and from inception (April 20, 2009) to July 31, 2010 (unaudited)	4

	Consolidated Statement of Stockholders’ Equity from inception (April 20, 2009) to July 31, 2010 (unaudited)	5

	Consolidated Statements of Cash Flows from inception (April 20, 2009) to July 31, 2010 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 5.	Other Information	18

Item 6.	Exhibits	18

	EX-31: CERTIFICATION

	EX-32: CERTIFICATION

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

	July 31,2010	January 31,2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,912	$3,056
Deferred finance costs	869	4,344
Other current assets	-	3,400
Total current assets	4,781	10,800

Note and interest receivable	101,917	100,917
Decontamination system, net	27,000	-

Other assets	4,310	-
Goodwill	311,303	-
TOTAL ASSETS	$449,311	$111,717

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$119,702	$21,019
Due to related party – current	29,192	17,121
Accrued salaries	273,387	-

Total current liabilities	422,281	38,140

Due to related party – non-current	209,925	83,200
TOTAL LIABILITIES	632,206	121,340

STOCKHOLDERS' DEFICIENCY
Preferred stock – Series A – $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common stock - $.001 par value, authorized 300,000,000, 28,727,771 and 19,977,778 shares issued and outstanding at July 31, 2010 and January 31, 2010	28,778	19,978
Additional paid in capital	94,368	94,368
Deficit accumulated during the development stage	(306,012)	(123,990)
Total stockholders' deficiency	(182,895)	(9,623)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$449,311	$111,717

See notes to the consolidated financial statements.

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three Months Ended July 31, 2010	Three Months Ended July 31, 2009	Six Months Ended July 31, 2010	From April 20, 2009 (Inception) through July 31, 2009	From April 20, 2009 (Inception) through July 31, 2010

Revenues	$-	$-	$-	$-	$-

Operating expenses
Consulting	33,065	-	63,065	-	104,065
Professional fees	11,500	-	23,000	2,500	54,640
Officer salaries	9,194	-	9,194	-	9,194
General and administrative	4,599	-	16,727	-	38,150

Total operating expenses	58,358	-	111,986	2,500	206,049

Loss from operations	(58,358)	-	(111,986)	(2,500)	(206,049)

Other income (expense)
Finance cost	(1,787)	-	(63,293)	-	(92,303)
Interest, net	(2,012)	-	(6,743)	-	(7,660)

Loss before income taxes	(62,157)	-	(182,022)	(2,500)	(306,012)

Income taxes	-	-	-	-	-

Net loss	$(62,157)	$-	$182,022)	$(2,500)	$(306,012)

Net loss per common share (basic and diluted)	$(0.003)	$-	$(0.009)	$(0.000)	$(0.015)

Weighted average shares outstanding
(basic and diluted)	21,784,843	19,977,778	20,896,286	19,977,778	20,333,013

See notes to the consolidated financial statements.

ALLIANCE NETWORKS COMMUNICATIONS INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception (April 20, 2009) to July 31, 2010

	Preferred Stock		Common Stock			Deficit Accumulated During Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Paid In Capital	Stage	Equity
Balances at April 20, 2009	-	$-	-	$-	$-	$-	$-
Common stock issued to founders for cash			1,000,000	100		-	$100

Effect of recapitalization – reverse acquisition	21,000	21	18,977,778	19,878	80,101	-	100,000

Issuance of warrants in connection of financing – related party					7,517		7,517

Financing cost – related party					6,750		6,750

Net (loss) for period ended January 31, 2010	-	-	-	-	-	(123,990)	(123,990)

Balance, January 31, 2010	21,000	21	19,977,778	19,978	94,368	(123,990)	(9,623)

Stock issued for acquisition	-	-	8,750,000	8,750	8,750	-	8,750
Net (loss) for period ended July 31, 2010						(119,865)	(119,865)
Balance, July 31, 2010	21,000	$21	28,727,778	$28,728	$94,368	$(306,012)	$(182,895)

See notes to the  consolidated financial statements

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
 (unaudited)

	Six Months Ended July 31, 2010	From April 20, 2009 (Inception) to July 31, 2009	From April 20, 2009 (Inception) to July 31, 2010

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(182,022)	$(2,500)	$(306,012)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization and interest accruals	70,036	-	96,842
Changes in operating assets and liabilities: Other current assets	3,400	-	-
Other assets	(4,310)	-	(4,310)

Accounts payable and accrued expenses	46,634	-	67,654
Due to related party – current	10,571	-	13,691
NET CASH USED IN OPERATING ACTIVITIES	(55,691)	(2,500)	(132,135)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES: Acquisition of BioCube, Inc., net of cash received of $3,287	3,287	-	3,287

NET CASH PROVIDED BY INVESTING ACTIVITIES	3,287	-	3,287

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	100	100
Due to related party – noncurrent	53,260	2,400	132,660
NET CASH USED IN FINANCING ACTIVITIES	53,260	2,500	132,760

NET CHANGE IN CASH	856	-	3,912

CASH – BEGINNING OF THE PERIOD	3,056	-	-
CASH - END OF THE PERIOD	$3,912	$-	$3,912

Supplemental cash flow information:
Cash payments for:
Interest	$-	-	-
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of BioCube, Inc. for common stock	$8,750	$-	$8,750

See notes to the  consolidated financial statements.

Alliance Network Communications Holdings, Inc.
Notes to the Consolidated Financial Statements
(unaudited)

Note 1.  Organization

Alliance Network Communications Holdings, Inc. operating through its wholly-owned subsidiaries,  Alliance Networks Communications, Inc. (“ANC”) and BioCube, Inc., (collectively the “Company”) is a development stage company.  The Company plans to research, design, manufacture, market and distribute a number of generic and custom application electrical surge protection devices and to develop, market and distribute an environmentally safe, decontamination system, utilizing an aerosol-based delivery method.

On August 21, 2009, Alliance Network Communications Holdings, Inc acquired ANC from its shareholders in exchange for 18,266,667 shares of the Company’s common stock. Simultaneously, the Company sold all of the outstanding shares of the former subsidiary, Halcyon Jets, Inc., to Halcyon Jets Acquisition Group, LLC (“HJAG”), the principal of which is our former Chief Executive Officer.  As consideration for the acquisition HJAG:

1.	Provided a promissory note for $100,000, payable 10-years from closing, bearing interest at the rate of 2% per annum;
2.	Assumed all liabilities of the Company and its subsidiary, including the pending litigation, in which the Company was a named party; and
3.	Released the Company of its obligation under his consulting agreement to pay the former CEO $600,000 as a result of the transactions referred to in the Information Statement.

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

 Note 2.  Significant Accounting Policies

Basis of Preparation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of

Alliance Network Communications Holdings, Inc.
Notes to the  Consolidated Financial Statements - continued
(unaudited)

Note 2.  Significant Accounting Policies (continued)

accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  At July 31, 2010, the Company had an accumulated deficit of $306,012 and working capital deficiency of $417,500 and at January 31, 2010, had an accumulated deficit of $123,990 and working capital deficiency of $110,521. Since its formation in April 2009, ANC, the Company’s principal subsidiary, has been a development stage company and has not begun its efforts to produce and market electrical surge protection devises and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of potential business combinations which was completed in August 2009.

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

The accompanying unaudited  consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statement.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.

The consolidated balance sheet at January 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim consolidated financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended January 31, 2010 filed with the Securities and Exchange Commission on Form 10-K on May 17, 2010.

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ANC for the six months ended July 31, 2010 and the accounts of BioCube, Inc. for the period from July 12, 2010 (the date of acquisition) to July 31, 2010.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Alliance Network Communications Holdings, Inc.
Notes to the Consolidated Financial Statements - continued
(unaudited)

Note 2.  Significant Accounting Policies (continued)

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

As of July 31, 2010 and January 31, 2010, the Company had approximately $482,000 and $300,000 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry- forwards and temporary differences as realization of the asset is not assured. Utilization of net operating loss carry-forwards arising from our predecessor company are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

  Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the periods.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 21,667; warrants – 457,111; and convertible debentures – 2,438,933) are anti-dilutive.

Outstanding options were issued by the Company’s predecessor and are exercisable through 2018 with an exercise price of $5.70. Warrants for 322,111 shares of common stock were issued by our predecessor with weighted average exercise price of $11.21 and are exercisable through 2014. The balance of the outstanding warrants was issued in connection with the notes payable to a related party (see Note 3). No warrants were redeemed in the six months ended July 31, 2010.

Reclassifications

Certain prior period amounts were reclassified to conform to the current period classifications.

Alliance Network Communications Holdings, Inc.
Notes to the  Consolidated Financial Statements - continued
(unaudited)

Note 2.  Significant Accounting Policies (continued)

Fair Value of Financial Instruments

U.S. GAAP for fair value measurements establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.   The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, loan payable – related party and notes payable – related party approximates their fair values because of the short maturity of these instruments.

New Accounting Pronouncements

In February, 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASU 2010-09”), “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements,” which amount other things amended ASC 855 to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between ASC 855 and the SEC’s requirements. All of the amendments in this update are effective upon issuance of this update. Management has included the provisions of these amendments in the financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Acquisition

On July 12, 2010, the Company acquired all of the issued and outstanding common stock of BioCube, Inc., a Nevada corporation, from its shareholders in exchange for 8,750,000 shares of the common stock of the Company valued at par of $0.001 per share.  As a result of the transaction, BioCube, Inc. has become a wholly-owned subsidiary of the Company.  The acquisition was closed based upon a Share Acquisition Agreement dated June 24, 2010 between the Company and BioCube, Inc., filed as Exhibit 10 to the Current Report for the Company filed on July 12, 2010.

The allocation of the purchase consideration of $8,750 was allocated as follows:

Cash	$3,287
Decontamination system	27,000
Goodwill	311,304
Accounts payable	(56,498)
Accrued interest	(649)
Due to related parties – current	(1,500)
Accrued salaries	(264,194)
Note payable	(10,000)

Total	$8,750

Alliance Network Communications Holdings, Inc.
Notes to the Consolidated Financial Statements - continued
(unaudited)

Note 4.  Related Party Transactions

Due to Related Party – current portion

Due to Related Parties – current portion includes the following:
	July 31, 2010	January 31, 2010
Notes payable - net of discount of $4,600 and $2,700(1)	$14,047	$12,168
Interest	4,572	1,833
Financing fees(2)	4,573	3,120
	$29,162	$17,121

(1)During the year ended January 31, 2010, the Company borrowed an aggregate of $17,000 from LeadDog Capital LP through the issuance of notes payable for periods of 1 year each with interest payable at 16% per year.  In connection with the issuance of these notes the Company granted the lender warrants to purchase 90,000 shares of the Company’s common stock at $.001.  In addition, the Company issued warrants to purchase 45,000 shares of the Company’s common stock at $.001 to LeadDog Capital Markets LLC (the general partner) for due diligence services. LeadDog Capital LP and its affiliates are shareholders and warrant holders however the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 4.9% of the number of shares of common stock outstanding.

The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $9,500 to the notes and $7,500 to the warrants. The warrants issued for services were recorded as prepaid financing fees of $6,750 and will be amortized to interest expense over the related loan periods.  During the three months ended July 31, 2010, the Company recorded expense of $3,500 for the amortization of the debt discount and prepaid financing fees.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 452 % and 457%; risk-free interest rate of .87% and .94%; expected life of 3 years and estimated dividend yield of 0%.

(2)LeadDog Capital Markets LLC, the general partner of LeadDog Capital LP, is due a fee for due diligence related to the convertible debenture arrangement discussed below.  The total fee will be $10,000 and is earned based upon a formula related to the amount of the borrowings incurred.

Due to Related Party – non-current

Due to Related Parties – non-current consists of borrowings under a convertible debenture arrangement.  In November 2009, the Company entered into an arrangement with LeadDog Capital LP in which the Company may borrow an aggregate of $500,000 with interest payable at 14% per annum three years from the date of any borrowings.  The indebtedness including interest is convertible into common stock at the lesser of $.10 or 75% of the lowest closing bid price during the 15 day period prior to the conversion date but in no event can the conversion price be less than $0.005 The Company accounted for the borrowings under this arrangement  in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, as the conversion feature embedded in the debentures could result in the principal being converted to a variable number of the Company's common shares.   The fair value of the conversion feature is calculated at the time of issuance and the Company records a conversion liability for the calculated value. The conversion liability is revalued at the end of each reporting period which results in a gain or loss for the change in fair value.  During the year ended January 31, 2010, the Company borrowed $62,400 under this arrangement and during the six months ended July 31, 2010 the Company borrowed an additional $29,060. The

Alliance Network Communications Holdings, Inc.
Notes to the  Consolidated Financial Statements - continued
(unaudited)

Note 4.  Related Party Transactions (continued)

Company determined the fair value of the debentures at the dates of issuance to be $169,000 which represented the face value of the debentures plus the fair value of the conversion feature of $ $78,000 (of which $18,000 was recorded in the quarter ended April 30, 2010). The conversion liability was not revalued at July 31, 2010 and there were no additional borrowings during the quarter ended July 31, 2010.

Acquisition of BioCube, Inc.

On July 12, 2010, the Company acquired all of the outstanding stock of BioCube, Inc. from its then shareholders in exchange for 8,750,000 shares of the Company’s common stock.  Boris Rubizhevsky, who was Chairman of BioCube, Inc., and also was, and remains, the Chairman and CEO of the Company, was also a stockholder of BioCube, Inc. and received 6,000,000 shares of the Company in the acquisition.

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

In October and December 2008, Blue Star Jets, LLC  (“Blue Star”) filed a complaint against the Company and certain former employees, including our former President, who were former employees of Blue Star (“former Blue Star employee”) in the Supreme Court of New York, New York County alleging, among other matters, that the Blue Star’s former employees stole confidential information belonging to Blue Star prior to joining the Company

Alliance Network Communications Holdings, Inc.
Notes to the  Consolidated Financial Statements - continued
(unaudited)

Note 5.  Litigation (continued)

and that one or more of such former employees violated post-employment restrictive covenants by joining the Company.  The complaint seeks $7 million in damages.  This action is a revival of an earlier action that was voluntarily discontinued by Blue Star in 2007.

The Company and the other defendants, in February 2009, filed a motion to dismiss the counts of the complaint for violation of the federal Computer Fraud and Abuse Act and for civil conspiracy for failure to state a claim upon which relief may be granted.

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  On May 20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint In October 2009, the parties entered into a “global stipulation” agreeing to stay all proceedings for 90 days and as of September 16, 2010 there has been no additional activity in this matter.

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

INTRODUCTION AND CERTAIN CAUTIONARY STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations together with our  consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘‘Risk Factors’’ under Part II.  Item 1A.

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

The  consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since the Company ‘s formation in April 2009, the Company has not begun its efforts to produce and market electrical surge protection devices and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of potential business combinations.

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

Business Plan

            We are a development stage company which plans to research, design, manufacture, market and distribute a number of generic and custom application electrical surge protection devices as well as an environmentally safe decontamination system, utilizing an aerosol-based delivery method.

BioCube, Inc. a Nevada corporation, is collaborating with its Russian research partners to complete the development and then commercialization of an environmentally safe decontamination system, utilizing an aerosol-based delivery method. This system has demonstrated effective handling of microbial and fungal cells, spores, and viruses that are the core of such infections as MRSA, Avian Flu, Swine Flu and common molds.

Hospitals struggle with the control of infectious diseases and continue to look for efficacious, environmentally friendly and cost-effective means of dealing with this pervasive problem. BioCube intends to focus on this existing market need for decontamination of patient rooms, operating theaters, medical equipment and furniture, which exists in over 5,000 hospitals and nearly 1 million beds in the U.S. healthcare system, as well as the many other uses of a similar decontamination solution.
BioCube will focus on the following target markets:

-- Healthcare (hospital, nursing homes)
-- Travel (airplanes, cruise ships, mobile homes)
-- Mold remediation
-- Schools
-- Animal farming
-- Agriculture
BioCube believes that its decontamination technology holds significant promise as a long-term solution to a global problem. BioCube's objective is to help create an effective technology that will allow for rapid, inexpensive and environmentally safe remediation of buildings that have been contaminated by a biological agent, thus allowing a speedy return to a state of normalcy.
BioCube has also entered into a licensing agreement with Battelle Memorial Institute of Richland, Washington, to sub-license technology contained in certain rights of Batelle in patents relating to micro-aerosol based decontamination methods, which are complimentary to the technology of BioCube.

Results of Operations

Three and six months ended July 31, 2010 vs inception (April 20, 2009) through July 31, 2009

During the periods, the Company had no revenues as its activities principally involved its formation, negotiation of the reverse merger, acquisition of BioCube, Inc., and planning for the execution of its business plan. Expenses incurred during the three months ended July 31, 2010 were general and administrative principally consulting fees and professional fees.  The interest cost relates to notes payable and convertible debentures, net ($2,800), amortization of debt discount ($1,900) and finance costs ($3,100), a charge of $17,700 to fair value the conversion feature of the convertible debentures at the time of issuance and a charge of $40,700 for the change in fair value of the indebtedness. During the prior year period the Company incurred $2,500 in professional fees.

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

As of July 31, 2010, the Chief Executive and Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2010, because of the material weakness described below.

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

The Chief Executive and Financial Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Quarterly Report on Form 10-Q, to ensure that the Company’s Quarterly Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the three and six months ended July 31, 2010 there were no changes in our system of internal controls over financial reporting. In September, 2010, the Company changed its Chief Financial Officer and as described in the exhibits, changed its auditors.

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

On or about October 28, 2009, Jet One Group filed a new action against the Company’s predecessor, its former subsidiary and the other defendants in the matter discussed above, in the Supreme Court of New York (“Nassau County Action”), which repeats the factual allegations of the dismissed federal court complaint and asserts claims for conversion, fraud, tortuous interference with contract and violation of the state consumer fraud statute.  The new complaint seeks compensatory damages of $15 million, attorneys’ fees of $100,000 and punitive damages against each of the defendants in the amount of $45 million.  Separately, the former subsidiary filed an action against Jet One and its principals in the Supreme Court of New York in which the former subsidiary alleges that the Complaint in Jet One’s Federal Court Action contains false and defamatory statements regarding the former subsidiary and that Jet One filed its suit for the sole purpose of circulating a press release publicizing the false and defamatory allegations.  Jet One moved to dismiss the suit for failure to state a claim upon which relief may be granted, but this motion was denied by the court and the denial was affirmed by the Appellate Division of the Supreme Court of New York in February 2010.  On March 19, 2010, the Company’s former subsidiary dismissed its complaint without prejudice.

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

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  On May 20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint In October 2009, the parties entered into a “global stipulation” agreeing to stay all proceedings for 90 days and as of September 16, 2010 there has been no additional activity in this matter.

On or about October 23, 2009, Mitchell Blatt, a former Chairman of the Board and Chief Executive Officer of Company’s predecessor, commenced an action against the Company’s predecessor, its former subsidiary and the Company relating to alleged breach of an agreement between and among the Company’s predecessor, its former subsidiary and Mr. Blatt dated as of August 12, 2008.  In his complaint, Mr. Blatt has alleged causes of action for breach of contract, fraud in the inducement, fraud in the execution, unjust enrichment and conversion.  The complaint seeks compensatory damages of $232,500, punitive damages of $5 million and attorneys’ fees and costs.  In February 2010, the Company filed a motion to dismiss the action and intends to vigorously defend itself in the event that the motion to dismiss is denied.   There has been no further activity in this matter as of September 16, 2010.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    During the quarter ended July 31, 2010, we issued 8,750,000 shares of our common stock in a private transaction to acquire BioCube, Inc. from its former shareholders.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None.

Item 5.       OTHER INFORMATION

     None.

ITEM 6.    EXHIBITS

(a) Exhibits

31	Certification of Chief Executive and Financial Officer

32	Section 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC.

Date: September 20, 2010	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chief Executive and Financial Officer