Form 10-Q
period 2010-10-31
ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC.
filed 2010-12-20
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010

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

As of December 15, 2010, there were outstanding 28,727,778 Common Shares, $.001 par value per share, of the Company.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1

	Consolidated Balance Sheets at October 31, 2010 (unaudited) and January 31, 2010	1

	Consolidated Statements of Operations for the three months ended October 31, 2010 and 2009, the nine months ended October 31, 2010 and the periods from inception (April 20, 2009) through October 31, 2010 and 2009 (unaudited)	2

	Consolidated Statement of Stockholders’ Equity from inception (April 20, 2009) through October 31, 2010	3

	Consolidated Statements of Cash Flows for the nine months ended October 31, 2010 and the periods from inception (April 20, 2009) to October 31, 2010 and 2009 (unaudited)	4

	Notes to Consolidated Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

PART II

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Removed and reserved	16

Item 5.	Other Information	16

Item 6.	Exhibits	16

Signatures		17

	EX-31: CERTIFICATION

	EX-32: CERTIFICATION

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2010	January 31, 2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$3,852	$3,056
Deferred finance costs	-	4,344
Other current assets	-	3,400
Total current assets	3,852	10,800

Note and interest receivable	101,916	100,917
Decontamination system, net of amortization of $750	26,250	-

Goodwill	311,304	-
TOTAL ASSETS	$443,322	$111,717

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$139,993	$16,797
Due to related party – current	34,500	18,200
Accrued interest payable-related party	3,718	1,310
Accrued salaries	318,387	-

Total current liabilities	496,598	36,307

Due to related party – non-current	200,846	83,200
Accrued interest payable-related party non-current	12,249	1,833
TOTAL LIABILITIES	709,693	121,340

STOCKHOLDERS' DEFICIENCY
Preferred stock – Series A – $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common stock - $.001 par value, authorized 300,000,000, 28,727,778 and 19,977,778 shares issued and outstanding at October 31, 2010 and January 31, 2010	28,728	19,978
Additional paid in capital	94,368	94,368
Deficit accumulated during the development stage	(389,488)	(123,990)
Total stockholders' deficiency	(266,371)	(9,623)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$443,322	$111,717

See notes to the consolidated financial statements.

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
				From April 20, 2009 (Inception) through October 31, 2009	From April 20, 2009 (Inception) through October 31, 2010
	Three Months Ended October 31, 2010	Three Months Ended October 31, 2009	Nine Months Ended October 31, 2010

Revenues	$ -	$ -	$ -	$ -	$ -

Operating expenses
Consulting	11,935	-	75,000	-	116,000
Professional fees	6,600	-	29,600	2,500	61,240
Officer salaries	35,806	-	45,000	-	45,000
General and administrative	16,722	18,663	33,449	18,663	54,872
Total operating expenses	71,063	18,663	183,049	21,163	277,112
Loss from operations	(71,063)	(18,663)	(183,049)	(21,163)	(277,112)

Other income (expense)
Finance cost	(7,528)	-	(70,821)	-	(99,831)
Interest, net	(4,885)	(4,615)	(11,628)	(921)	(12,545)

Loss before income taxes	(83,476)	(23,278)	(265,498)	(22,084)	(389,488)
Income taxes	-	-	-	-	-
Net loss	$ (83,476)	$ (23,278)	$ (265,498)	$ (22,084)	$ (389,488)
Net loss per common share (basic and diluted)	$ -	$ -	$ (0.01)	$ -	$ (0.02)

Weighted average shares outstanding
(basic and diluted)	28,727,778	19,977,778	21,784,843	19,977,778	20,333,013

See notes to the consolidated financial statements.

 ALLIANCE NETWORKS COMMUNICATIONS HOLDINGS, INC.
 (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
From Inception (April 20, 2009) to October 31, 2010

	Preferred Stock				Common Stock				Paid In		Deficit Accumulated During Development		Total Stockholders’
	Shares		Amount		Shares		Amount		Capital		Stage		Equity
Balances at April 20, 2009	-		$-		-		$-		$-		$-		$-
Common stock issued to founders for cash		-		-	1,000,000		100			-	-		100

Effect of recapitalization – reverse acquisition	21,000		21		18,977,778		19,878		80,101		-		100,000

Issuance of warrants in connection with financing – related party		-		-		-		-	7,517			-	7,517

Financing cost – related party		-		-		-		-	6,750			-	6,750

Net (loss) for period ended January 31, 2010	-		-		-		-		-		(123,990)		(123,990)

Balance, January 31, 2010	21,000		21		19,977,778		19,978		94,368		(123,990)		(9,623)
Stock issued for acquisition	-		-		8,750,000		8,750		-		-		8,750
Adjustment for Acquisition	-		-		-		-		-		-		-

Net (loss) for period ended October 31, 2010	-		-		-		-		-		(265,498)		(265,498)
Balance, October 31, 2010	21,000		$21		28,727,778		$28,728		$94,368		$(389,488)		$(266,371)

See notes to the consolidated financial statements

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
 (unaudited)

	Nine Months Ended October 31, 2010	From April 20, 2009 (Inception) to October 31, 2009		From April 20, 2009 (Inception) to October 31, 2010

CASH FLOWS USED IN OPERATING ACTIVITIES
Net loss	$(265,498)	$(22,084)		$(389,488)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	9,894	721		21,017
Beneficial conversion feature	59,386	-		80,186
Changes in operating assets and liabilities: Other current assets	3,400	(3,400)		-
Accrued interest receivable	(999)	-		(1,917)
Accounts payable and accrued expenses	120,891	10,020		137,689
Accrued interest payable	12,175	-		15,318
NET CASH USED IN OPERATING ACTIVITIES	(60,751)	(14,543)		(137,195)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES: Acquisition of BioCube, Inc.	3,287	-		3,287

NET CASH PROVIDED BY INVESTING ACTIVITIES	3,287	-		3,287

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	-	100		100
Due to related party – current	-		-	17,000
Due to related party – noncurrent	58,260	17,000		120,660
NET CASH PROVIDED BY FINANCING ACTIVITIES	58,260	17,100		137,760

NET CHANGE IN CASH	796	-		3,852
CASH – BEGINNING OF THE PERIOD	3,056	2,557		-
CASH - END OF THE PERIOD	$3,852	$2,557		$3,852

Supplemental cash flow information:
Cash payments for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Acquisition of BioCube, Inc. for common stock	$8,750	$-	$8,750

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

On August 21, 2009, Alliance Network Communications Holdings, Inc. acquired ANC from its shareholders in exchange for 18,266,667 shares of the Company’s common stock. Simultaneously, the Company sold all of the outstanding shares of the former subsidiary, Halcyon Jets, Inc., to Halcyon Jets Acquisition Group, LLC (“HJAG”), the principal of which is our former Chief Executive Officer.  As consideration for the acquisition HJAG:

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

As a result of the above transactions, the former stockholders of ANC became the controlling stockholders of the Company and the Company discontinued its former business. Accordingly, the transactions were treated for accounting purposes as a reverse acquisition, and the transactions have been accounted for as a recapitalization of the Company, rather than a business combination. Therefore, the historical financial statements of ANC became the historical financial statements of the Company and historical stockholders' equity of ANC was restated to reflect the recapitalization. Pro forma information has not been presented since the transaction was not a business combination. Upon the effectiveness and as a result of these transactions, the Company changed its name to Alliance Network Communications Holdings, Inc and effectuated a reverse stock split in the ratio 1-for-15. All share amounts have been retroactively restated for the split.  On September 2, 2009, the Company’s trading symbol was changed to ALHN.

On July 12, 2010, the Company acquired all of the issued and outstanding common stock of BioCube, Inc., a Nevada corporation, from its shareholders in exchange for 8,750,000 shares of the common stock of the Company valued at par of $0.001 per share.  As a result of the transaction, BioCube, Inc. has become a wholly-owned subsidiary of the Company.  The acquisition was closed based upon a Share Acquisition Agreement dated June 24, 2010 between the Company and BioCube, Inc., filed as Exhibit 10 to the Current Report for the Company filed on July12, 2010.

The allocation of the purchase consideration of $8,750 as follows:

Cash                                                                               $              3,287
Decontamination system                                                          27,000
                                        Goodwill                                                                               311,304
Accounts payable                                                                    (56,498)
Accrued interest                                                                           (649)
Due to related parties – current                                                (1,500)
Accrued salaries                                                                     (264,194)

Alliance Network Communications Holdings, Inc.
Notes to the  Consolidated Financial Statements - continued
(unaudited)

Note 1.  Organization (continued)

Note payable                                                                             (10,000)

Total                                                                           $          8,750

 Note 2.  Significant Accounting Policies

Basis of Preparation

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.  At October 31, 2010, the Company had an accumulated deficit of $389,488 and working capital deficiency of $492,716 and at January 31, 2010, had an accumulated deficit of $123,990 and working capital deficiency of $25,507. Since its formation in April 2009, ANC, the Company’s principal subsidiary, has been a development stage company and has not begun its efforts to produce and market electrical surge protection devises and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of potential business combinations.

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

The accompanying, unaudited, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statement.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.

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

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, ANC for the nine months ended October 31, 2010 and the accounts of BioCube, Inc. for the period from July12, 2010 (the date of acquisition) to October 31, 2010.  All intercompany accounts and transactions have been eliminated in consolidation.

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

As of October 31, 2010 and January 31, 2010, the Company had approximately $565,000 and $300,000 of net operating loss carry-forwards available to affect future taxable income and has established a valuation allowance equal to the tax benefit of the net operating loss carry- forwards and temporary differences as realization of the asset is not assured. Utilization of net operating loss carry-forwards arising from our predecessor company are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

  Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the periods.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 21,667; warrants – 457,111; and convertible debentures – 2,438,933) are anti-dilutive.

Outstanding options were issued by the Company’s predecessor and are exercisable through 2018 with an exercise price of $5.70. Warrants for 322,111 shares of common stock were issued by our predecessor with

Alliance Network Communications Holdings, Inc.
Notes to the  Consolidated Financial Statements - continued
(unaudited)

Note 2.  Significant Accounting Policies (continued)

weighted average exercise price of $11.21 and are exercisable through 2014. The balance of the outstanding warrants was issued in connection with the notes payable to a related party (see Note 3). No warrants were redeemed in the nine months ended October 31, 2010.

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

Note 3.  Related Party Transactions

Due to Related Party – current portion

Due to Related Parties – current portion includes the following:
	October 31, 2010	January 31, 2010
Notes payable - net of discount of $0 and $4,800(1)	$17,000	$12,200
Notes payable – BioCube acquisition	11,500	--
Financing fees(2)	6,000	6,000
	$34,500	$18,200

Alliance Network Communications Holdings, Inc.
Notes to the Consolidated Financial Statements - continued
(unaudited)

Note 3.  Related Party Transactions

(1)During the year ended January 31, 2010, the Company borrowed an aggregate of $17,000 from LeadDog Capital LP through the issuance of notes payable for periods of 1 year each with interest payable at 16% per year.  In connection with the issuance of these notes the Company granted the lender warrants to purchase 90,000 shares of the Company’s common stock at $.001.  In addition, the Company issued warrants to purchase 45,000 shares of the Company’s common stock at $.001 to LeadDog Capital Markets LLC (the general partner) for due diligence services. LeadDog Capital LP and its affiliates are shareholders and warrant holders; however the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 4.9% of the number of shares of common stock outstanding.

The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $9,500 to the notes and $7,500 to the warrants. The warrants issued for services were recorded as prepaid financing fees of $6,750 and will be amortized to interest expense over the related loan periods.  During the three months ended October 31, 2010, the Company recorded expense of $4,800 for the amortization of the debt discount and prepaid financing fees.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 452 % and 457%; risk-free interest rate of .87% and .94%; expected life of 3 years and estimated dividend yield of 0%.

(2)LeadDog Capital Markets LLC, the general partner of LeadDog Capital LP, is due a fee for due diligence related to the convertible debenture arrangement discussed below.  The total fee will be $10,000 and is earned based upon a formula related to the amount of the borrowings incurred.

Due to Related Party – non-current

Due to Related Parties – non-current consists of borrowings under a convertible debenture arrangement.  In November 2009, the Company entered into an arrangement with LeadDog Capital LP in which the Company may borrow an aggregate of $500,000 with interest payable at 14% per annum three years from the date of any borrowings.  The indebtedness including interest is convertible into common stock at the lesser of $.10 or 75% of the lowest closing bid price during the 15 day period prior to the conversion date but in no event can the conversion price be less than $0.005 The Company accounted for the borrowings under this arrangement  in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, as the conversion feature embedded in the debentures could result in the principal being converted to a variable number of the Company's common shares.   The fair value of the conversion feature is calculated at the time of issuance and the Company records a conversion liability for the calculated value. The conversion liability is revalued at the end of each reporting period which results in a gain or loss for the change in fair value.  During the year ended January 31, 2010, the Company borrowed $62,400 under this arrangement and during the nine months ended October 31, 2010 the Company borrowed an additional $58,260. The Company determined the fair value of the debentures at the dates of issuance to be $212,633 which represented the face value of the debentures plus the fair value of the conversion feature of $91,973. There were no additional borrowings during the quarter ended October 31, 2010.

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

Alliance Network Communications Holdings, Inc.
Notes to the  Consolidated Financial Statements - continued
(unaudited)

Note 3.  Related Party Transactions (continued)

As of October 31, 2010 and January 31, 2010, the due to related parties, non-current, consisted of the following:

October 31, 2010                                           January 31, 2010
Notes payable                                           $    120,660                                                          $     62,400
Beneficial conversion feature                         80,186                                                                 20,800
    $    200,846                                                          $     83,200

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

Note 4.  Litigation (continued)

The Company and the other defendants, in February 2009, filed a motion to dismiss the counts of the complaint for violation of the federal Computer Fraud and Abuse Act and for civil conspiracy for failure to state a claim upon which relief may be granted.

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  On May 20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint

In October 2009, the parties entered into a “global stipulation” agreeing to stay all proceedings for 90 days and as of December 15, 2010, there has been no additional activity in this matter.

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

Note 6.  Subsequent Events

In November, 2010, the Company approved a merger of its operating subsidiaries into the Company and the change of the corporate name to BioCube, Inc.  Regulatory approval for this transaction and name change is in process, and once, approved, the trading symbol for the Company’s common stock is expected to change.

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

The  consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since the Company‘s formation in April 2009, the Company has not begun its efforts to produce and market electrical surge protection devices and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of potential business combinations.

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

Results of Operations

Three and nine months ended October 31, 2010 vs three months ended October 31, 2009 and inception (April 20, 2009) through October 31, 2009

During the periods, the Company had no revenues as its activities principally involved its formation, negotiation of the reverse merger, acquisition of BioCube, Inc., and planning for the execution of its business plan. Expenses incurred during the three months ended October 31, 2010 were general and administrative ($16,722), consulting fees ($11,935), officer salaries ($35,806) to our President and CEO, and professional fees ($6,600).  The interest cost relates to notes payable and convertible debentures, net $4,885, and finance costs ($7,528). During the prior year three month period the Company incurred $18,663 in total administrative fees and expenses and $4,615 of net interest expense..

Expenses incurred during the nine months ended October 31, 2010 were general and administrative ($33,449), consulting fees ($75,000), officer salaries ($45,000) to our President and CEO, and professional fees ($29,600).  The interest cost relates to notes payable and convertible debentures, net ($11,628), and finance costs ($70,821).

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

The ability of the Company to continue as a going concern is dependent upon developing and initiating its business plan and on obtaining additional capital and financing.

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

As of October 31, 2010, the Chief Executive and Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2010, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three and nine months ended October 31, 2010 there were no changes in our system of internal controls over financial reporting. In July, 2010, the Company changed its Chief Financial Officer and as previously reported, changed its auditors.

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

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company has filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  On May 20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint In October 2009, the parties entered into a “global stipulation” agreeing to stay all proceedings for 90 days and as of December 15, 2010 there has been no additional activity in this matter.

On or about October 23, 2009, Mitchell Blatt, a former Chairman of the Board and Chief Executive Officer of Company’s predecessor, commenced an action against the Company’s predecessor, its former subsidiary and the Company relating to alleged breach of an agreement between and among the Company’s predecessor, its former subsidiary and Mr. Blatt dated as of August 12, 2008.  In his complaint, Mr. Blatt has alleged causes of action for breach of contract, fraud in the inducement, fraud in the execution, unjust enrichment and conversion.  The complaint seeks compensatory damages of $232,500, punitive damages of $5 million and attorneys’ fees and costs.  In February 2010, the Company filed a motion to dismiss the action and intends to vigorously defend itself in the event that the motion to dismiss is denied.   There has been no further activity in this matter as of December 15, 2010.

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

Item 2.       UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    During the quarter ended October 31, 2010, we issued no shares of our common stock.

Item 3.       DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.       REMOVED AND RESERVED

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

ALLIANCE NETWORK COMMUNICATIONS HOLDINGS, INC.

Date: December 20, 2010	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chief Executive and Financial Officer
17