Form 10-K
period 2011-01-31
BioCube, INC.
filed 2011-05-17
CIK 1374135

______________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________________________________________________________________

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2011
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________to ___________

Commission File Number 333-137920

BIOCUBE, INC. (Exact name of registrant as specified in charter)

Delaware		20-3547389
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1365 N. Courtenay Parkway, Suite A Merritt Island, FL	32953	(321) 452-9091
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Common Stock, par value $0.001 per share		OTC BB

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
                                                                                                                                                                                                                               Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                                                                                                                                                                                                                     ☐

Indicate by check mark whether the registrant has submitted electronically and posted on our corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                 Yes □    No □

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 28,727,778 shares of voting common stock with a par value of $0.001 outstanding at May 1, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

None.

BIOCUBE, INC.
FORM 10-K
INDEX

		PAGE
PART I

Item 1.	Business	1

Item 1A.	Risk Factors	4

Item 2.	Properties	9

Item 3.	Legal Proceedings	9

Item 4.	Removed and Reserved	10

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10

Item 6.	Selected Financial Data	10

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	11

Item 8.	Financial Statements and Supplementary Data	13

Item 9.	C Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	13

Item 9 A.	Controls and Procedures	12

Item 9 B.	Other Information	13

PART III

Item 10.	Directors and Executive Officers of the Registrant	14

Item 11.	Executive Compensation	15

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	15

Item 13.	Certain Relationships and Related Transactions	16

Item 14.	Principal Accountant Fees And Services	16

Part IV

Item 15.	Exhibits and Financial Statement Schedules	16

	Signatures	18

i

BIOCUBE, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED JANUARY 31, 2011

PART I

ITEM 1: BUSINESS

FORWARD-LOOKING STATEMENTS

Statements in this annual report that are not historical facts constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform these statements to actual results.

Corporate Background - Reverse Merger - Acquisition

BioCube, Inc. (formerly Halcyon Jets Holdings, Inc. and Alliance Network Communications Holdings, Inc.) (the “Company”) is a development stage company.  The Company was incorporated in Delaware. The Company plans to research, design, manufacture, market and distribute a number of generic and custom application electrical surge protection devices as well as to develop and market an environmentally safe aerosol based decontamination system.

On August 21, 2009, the Company acquired Alliance Network Communications, Inc. (“ANC”) from its then shareholders in exchange for 18,266,667 shares of the Company’s common stock. Simultaneously, the Company sold all of the outstanding shares of its Halcyon Jets, Inc. subsidiary to Halcyon Jets Acquisition Group, LLC (“HJAG”), the principal of which was the former Chief Executive Officer of the Company.  As consideration for the transfer of Halcyon Jets, Inc. to HJAG, HJAG:

1.	Issued its promissory note for $100,000 to the Company, payable 10-years from closing, bearing interest at the rate of 2% per annum;
2.	Assumed all liabilities of the Company and its subsidiary, including liability for all pending litigation, in which the Company was a named party; and

3.	Released the Company of its obligation under a consulting agreement to pay the former CEO $600,000 as a result of the transactions resulting in the transfer of Halcyon Jets, Inc.

 The promissory note was unsecured and there were no guaranties issued with respect to the note. In the fiscal year ended January 31, 2011, HJAG ceased business and became insolvent, and there is no prospect that the promissory note will ever be paid.  As a result, the full principal amount of the note plus accrued interest of  $1,917 have been written off as of November 1, 2010 as an impairment loss.

During the period from August 14, 2007 to August 21, 2009 the Company operated as  Halcyon Jets Holdings, Inc. (“HJH”), a Delaware corporation, operating through its wholly-owned subsidiary Halcyon Jets, Inc., and was a broker of on-demand aircraft services, serving as agent to its customers in arranging for their transportation needs.  Prior to August 14, 2007, HJH operated as Greenleaf Forest Products, Inc., a Nevada corporation importing pine wood blocks from Brazil and Argentina that were used for civil architecture purposes, such as moldings, porch posts, door components, stair parts and packaging materials.

Effective July 1, 2009, HJH entered into two material agreements, one to acquire a new business and the other to dispose of its existing private aviation brokerage business.  HJH entered into a Share Exchange Agreement with all of the shareholders of Alliance Networks Communications, Inc.  (“ANC”) pursuant to which all of those shareholders would transfer their shares in ANC to HJH in consideration of the issuance of 18,266,666 shares of HJH’s common stock.   Simultaneously, HJH entered into a Stock Purchase Agreement with Halcyon Jets Acquisition Group, LLC, the principal of which is Gregory D. Cohen, HJH’s former Chief Executive Officer, to sell all of the outstanding shares of our Halcyon Jets, Inc. subsidiary to Halcyon Jets Acquisition Group, LLC.

On August 21, 2009, HJH completed the transactions described above and, upon the effectiveness and as a result of these transactions, HJH filed an Amendment to its Certificate of Incorporation to change the Company’s name to Alliance Networks Communications Holdings, Inc.(“Alliance”).

Also on August 21, 2009, with the written consent of the stockholders, the Company filed an amendment to the Company’s Certificate of Incorporation to “reverse split” the issued and outstanding common stock, $.01 par value, in the ratio of one (1) share of new common stock for fifteen (15) shares of common stock outstanding immediately preceding the filing of the amendment, including the shares issued in connection with the transaction described above.   As a result of this reverse split, the voting rights of the already outstanding Preferred Stock Series A were adjusted to reflect the one (1) for fifteen (15) reverse split and therefore each share of the outstanding Preferred Stock had voting rights equivalent to 67 common shares. All share amounts in this Annual Report have been retroactively restated for the split.

            The merger was accounted for as a reverse acquisition and recapitalization. ANC was the acquirer for accounting purposes and Alliance wais the issuer. Accordingly, ANC’s historical financial statements for periods prior to the acquisition become those of the acquirer retroactively restated for the equivalent number of shares received in the merger. The accumulated deficit of ANC was carried forward after the acquisition. Operations prior to the merger are those of ANC. Earnings per share for the period prior to the merger have been  restated to reflect the equivalent number of shares outstanding as well as the reverse split.

On July 12, 2010, the Company acquired all of the issued and outstanding common stock of BioCube, Inc., a Nevada corporation, from its shareholders in exchange for 8,750,000 shares of the common stock of the Company valued at par of $0.001 per share.  As a result of the transaction, BioCube, Inc. became a wholly-owned subsidiary of the Company.  The acquisition was closed based upon a Share Acquisition Agreement dated June 24, 2010 between the Company and BioCube, Inc., filed as Exhibit 10 to the Current Report for the Company filed on Form 8-K on July12, 2010.

The allocation of the net purchase consideration of $8,750 was as follows:

Cash                                                                                                          $              3,287
Decontamination system                                                                                      27,000
                                        Goodwill                                                                                                           311,304
Accounts payable                                                                                               (56,498)
Accrued interest                                                                                                      (649)
Due to related parties – current                                                                           (1,500)
Note payable                                                                                                         (10,000)
                                        Accrued salaries                                                                                                 (264,194)
            $               8,750

As a result of the acquisition of BioCube, Inc. the Company operated through two wholly-owned subsidiaries, ANC and BioCube.   On December 20, 2010, the Company filed a Certificate of Ownership with the Delaware Secretary of State under Section 267 of the Delaware General Corporation Law, to merge its two wholly-owned subsidiaries, Alliance Network Communications, Inc. and BioCube, Inc., into it, with the Company as the surviving entity.  As part of the filing, the corporate name was changed to BioCube, Inc.  and its stock trading symbol became BICB.

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

BioCube, Inc. is also collaborating with its Russian research partners to complete the development and then commercialization of an environmentally safe decontamination system, utilizing an aerosol-based delivery method. This system has demonstrated effective handling of microbial and fungal cells, spores, and viruses that are the core of such infections as MRSA, Avian Flu, Swine Flu and common molds.

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

The market for our decontamination products is highly competitive and there is no assurance that we will be able to develop a marketable product or that we will be able to compete effectively in this market.

We will need to protect our intellectual property in order to achieve and maintain a competitive position.

Our success depends significantly on our ability to protect our proprietary rights to technologies used in our prospective products.  We may rely on patent protection, as well as a combination of non-disclosure, confidentiality and other contractual arrangements to protect our proprietary technology. However, these legal means afford only limited protection and may not adequately protect our rights or permit us to obtain or keep any competitive advantage.  Our success will depend upon our ability to protect our proprietary rights in our technology, and the failure to obtain patent protection could severely limit our ability to grow and be successful. There can be substantial delays in obtaining patent approval, and it may take up to two years or more to complete that process.  Any delays in obtaining a patent, as well as the inability to obtain a patent at all, could have a material adverse effect on our business.

We will encounter manufacturing risks and may face product liability claims.

Our manufacture and sale of electrical surge protection devices and contamination unites may expose us to significant risk of product liability claims. We intend to obtain product liability insurance but such coverage may be inadequate to protect us from any liabilities we may incur, or we may not be able to maintain adequate product liability insurance at acceptable rates. If a product liability claim or series of claims were brought against us for uninsured liabilities or for amounts in excess of insurance coverage, and it is ultimately determined that we are liable, our business could suffer. In addition, we could experience some material design or manufacturing failure, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of our products. A recall of any of our products could also result in increased product liability claims.

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

We will be relying heavily on the expertise, experience and the services of our senior management and sales personnel once engaged. The loss, or any inability to attract or retain key individuals, could materially adversely affect us. We will seek to compensate and motivate our executives, as well as other employees and independent contractors, through competitive salaries, commissions and bonus plans, but there can be no assurance that these programs will allow us to retain key employees and contractors or hire or attract new key employees and contractors. As a result, if we are not able to engage key personnel or once retained were to leave or cease to be available or our ability to utilize their skills, contacts and other resources impeded, we could face substantial difficulty in finding qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience

  The electrical surge protection device and decontamination markets are extremely competitive.

We will compete with a number of companies that are engaged in business similar to ours.  Our competitors have been in business far longer than we have and they may have significantly greater financial stability, access to capital markets and name recognition. Unanticipated shortfalls in expected revenues due to price competition or inadequate supply of raw materials would negatively impact our financial results and harm our business. There is no assurance that we will be able to successfully compete in these industries.

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

There may be risks associated with our company becoming public through a “reverse acquisition”. Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on behalf of our Company.

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

ITEM 2. PROPERTIES

The Company does not own any properties at this time.  It sub-leases its headquarters in Merritt Island, Florida for $550 per month on a month to month basis.

ITEM 3. LEGAL PROCEDINGS

In September 2008, Jet One Group, Inc. ("Jet One") commenced an action against Halcyon Jets Holdings, Inc., the Company’s predecessor, and several of our former officers, directors and employees in the United States District Court for the southern district of New York, alleging, among other matters, that the Company’s predecessor fraudulently induced Jet One to enter into a Letter of Intent to acquire Jet One's business. The Complaint alleged that the Company violated the federal Racketeering Influenced Corrupt Organizations Act, the federal Computer Fraud and Abuse Act, the New York consumer fraud and Business law statutes and committed various common law torts, and sought compensatory damages of $15 million and treble or punitive damages of $45 million. On August 14, 2009, the Court dismissed the complaint without prejudice to Jet One's right to re-file the lawsuit.

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

There has been no action in the matter since the filings in March 2010 and Management does not believe that there is any risk of material liability from the action.

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

In February 2009, Blue Star served a second amendment to its complaint which withdrew plaintiff’s claims under the federal Computer Fraud and Abuse Act and added Alfred Palagonia and Apollo Jets as additional defendants.  The Company filed a cross-motion to strike the second amendment on the ground that it was improperly filed or in the alternative to dismiss the certain portions related to the civil conspiracy.  On May 20, 2009, the Court dismissed plaintiff’s civil conspiracy claims and ordered plaintiff to file a third amended complaint.  In October 2009, the parties entered into a “global stipulation” agreeing to stay all proceedings for 90 days. The case has now been dismissed with prejudice as to the Company, with no liability.

On or about October 23, 2009, Mitchell Blatt, a former Chairman of the Board and Chief Executive Officer of our predecessor, commenced an action against the Company’s predecessor, its former subsidiary and the Company relating to alleged breach of an agreement between and among the Company’s predecessor, its former subsidiary and Mr. Blatt dated as of August 12, 2008.  In his complaint, Mr. Blatt has alleged causes of action for breach of contract, fraud in the inducement, fraud in the execution, unjust enrichment and conversion.  The complaint seeks compensatory damages of $232,500, punitive damages of $5 million and attorneys’ fees and costs.  In February 2010, the Company filed a motion to dismiss the action and that motion has been granted.  The Company is no longer a party to the action.

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

ITEM 4. REMOVED AND RESERVED

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the ‘‘Over the Counter Bulletin Board’’ trades under the symbol ‘‘BICB’’.  The market for our common stock has often been sporadic, volatile and limited.

The following table sets forth the high and low sale price of the common stock on a quarterly basis, as reported by Over the Counter Bulletin Board from February 1, 2009 through January 31, 2011 and have been adjusted, as appropriate, for the 1:15 split on September 2, 2009:

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low

First Quarter	$0.17	$.04	$1.05	$.15

Second Quarter	.20	.04	.60	.15

Third Quarter	.17	.04	.50	.11

Fourth Quarter	.11	.02	.51	.04

The per share closing sales price of the common stock as reported by the Over the Counter Bulletin Board on May 10, 2011, was $.02.   As of this date there were approximately 85 holders of record of common stock and 28,727,778 shares of common stock outstanding. We have not paid dividends on our common stock outstanding in the past. There are no contractual or legal restrictions that limit our ability to pay dividends in the future; however, there are no expectations that we will pay dividends in the near future.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND CERTAIN CAUTIONARY STATEMENTS

You should read the following discussion and analysis of our financial condition and results of operations together with our  financial statements and related notes appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under ‘‘Risk Factors’’ under Part II.  Item 1A.

OVERVIEW

Our discussion and analysis of operations is based upon our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions.

Critical Accounting Policies

As the Company has not begun to execute its business plan we have identified only the following policies as critical to understanding of our financial results for the periods presented.

As a result of the transactions described in Note 1 – to the Financial Statements, the former stockholders of ANC were the controlling stockholders of the Company and the Company discontinued its former business. Accordingly, the transactions were treated for accounting purposes as a reverse acquisition, and the transactions have been accounted for as a recapitalization of the Company, rather than a business combination. Therefore, the historical financial statements of ANC are the historical financial statements of the Company and historical stockholders' equity of ANC has been restated to reflect the recapitalization. Pro forma information commencing on April 2009, has not been presented since the transaction is not a business combination.

The financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since the Company ‘s formation in April 2009, the Company has not begun its efforts to produce and market electrical surge protection devices or contamination products and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of additional potential business combinations.

The Company may not be able to execute its current business plan and fund business operations long enough to achieve profitability without obtaining financing. The Company's ultimate success may depend on its ability to raise capital. There can be no assurance that funds will be available to the Company when needed from any source or; if available, on terms that are favorable to the Company.   The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Business Plan

We are a development stage company which plans to research, design, manufacture, market and distribute a number of generic and custom application electrical surge protection devices and decontamination products. The primary product focus will be to develop and market electrical surge limiting terminals that combine easy field line installation with protection from transient voltage, lightning, induction or electronic discharge, and to complete the development and then commercialization of an environmentally safe decontamination system, utilizing an aerosol-based delivery method. This system has demonstrated effective handling of microbial and fungal cells, spores, and viruses that are the core of such infections as MRSA, Avian Flu, Swine Flu and common molds.

We plan to develop the ability to quickly research, design, and produce specialty products to allow us to develop a market niche to supply both generic and custom built products to a number of industry players in both the United States and Canada to complete the development and then commercialization of an environmentally safe decontamination system, utilizing an aerosol-based delivery method. This system has demonstrated effective handling of microbial and fungal cells, spores, and viruses that are the core of such infections as MRSA, Avian Flu, Swine Flu and common molds.

Results of Operations

From inception (April 20, 2009) to January 31, 2011

During these periods the Company had no revenues as its activities principally involved its formation and negotiation of the reverse acquisition and the acquisition of BioCube. Expenses incurred are general and administrative principally staff costs and professional fees.  The interest cost relates to notes payable and includes amortization of debt discount and finance costs charges as described below.

Year ended January 31, 2011 compared to year ended January 31, 2010.

For the year ended January 31, 2011, we had an operating loss of $570,374 compared to an operating loss of $94,063 for the period ended January 31, 2010.  The loss for 2011 included $43,070 in general and administrative expenses, $90,000 in consulting expense, and $36,000 in professional fees compared to $94,063 in general and administrative expenses for the comparable period in 2010.  We had a total loss for the year ended January 31, 2011 of $1,031,968 compared to $123,990 for the year ended January 31, 2010.  The loss for the year ended January 31, 2011 included finance costs of $337,074, interest (net) of $22,604 and an impairment loss of $101,916 compared to finance costs of $29,010, interest (net) of $917 and no impairment loss for the year ended January 31, 2010.

Liquidity and Capital Resources

The Company may not be able to execute its current business plan and fund business operations long enough to archive profitability without obtaining financing. The Company has received interim financing from a related party.  The Company's ultimate success may depend upon its ability to raise capital. There can be no assurance that funds will be available to the Company when needed from any source or; if available, on terms that are favorable to the Company. Our independent registered public accounting firm has expressed doubt about our ability to continue as a going concern.  The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

In November 2009, the Company entered into an arrangement with LeadDog Capital LP in which the Company may borrow an aggregate of $500,000 with interest payable at 14% per annum three years from the date of any borrowings.  The indebtedness including interest is convertible into common stock at the lesser of $.10 per share or 75% of the lowest closing bid price during the 15 day period prior to the conversion date but in no event can the conversion price be less than $0.005 The Company accounted for the borrowings under this arrangement  in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, as the conversion feature embedded in the debentures could result in the principal being converted to a variable number of the Company's common shares.   The fair value of the conversion feature is calculated at the time of issuance and the Company records a conversion liability for the calculated value. The conversion liability is revalued at the end of each reporting period which results in a gain or loss for the change in fair value.  The conversion liability is revalued at the end of each reporting period which results in a gain or loss for the change in fair value.  During the year ended January 31, 2010, the Company borrowed $62,400 under this arrangement and during the year ended January 31, 2011 the Company borrowed an additional $66,880. The Company determined the fair value of the debentures at the dates of issuance to be $230,497 which represented the face value of the debentures plus the fair value of the conversion feature of $101,217.

The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $9,500 to the notes and $7,500 to the warrants. The warrants issued for services were recorded as prepaid financing fees of $6,750 and have been amortized to interest expense over the related loan periods.  During the year ended January 31, 2011, the Company recorded $22,604 as additional interest expense related to the amortization of the debt discount and prepaid financing fees.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 452 % and 457%; risk-free interest rate of .87% and .94%; expected life of 3 years and estimated dividend yield of 0%.

LeadDog Capital, LP (“LeadDog LP”) is the beneficial owner of warrants and options to purchase approximately 1,573,433 shares of common stock of the Company at an exercise price of $.001. Pursuant to the terms of the warrants and options owned by LeadDog LP, there is a contractual restriction that prohibits LeadDog LP, from purchasing shares or exercising the Warrants or Options to the extent such purchases or exercises would result in LeadDog LP, and their affiliates beneficially owning (as determined in accordance with Section 13(d) of the Securities and Exchange Act of 1934 and the rules promulgated thereunder) in excess of 9.99% of the then issued and outstanding shares of common stock, of the Company. LeadDog LP also owns approximately $100,000 of the Company’s convertible debentures (“Debentures”) that are convertible at the lesser of $.10 or 75% of the lowest closing bid price for the Company’s common stock during the prior 15 trading days, but in no event less than $.005.  Although LeadDog LP has sole voting and dispositive control of the common stock upon purchase, Chris Messalas and Joseph B. LaRocco as managing members of LeadDog Capital Markets, LLC (“LeadDog LLC”), which is LeadDog LP’s general partner, may be deemed to have the right to direct the voting and dispositive control over such common stock. LeadDog LP and LeadDog LLC are considered affiliates of each other so the combined beneficial ownership of LeadDog LP and LeadDog LLC cannot exceed 9.99% of the then issued and outstanding shares of common stock of the Issuer, including the shares issuable upon an exercise of the warrants, options or debentures, in whole or in part.

Legal matters

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

Impairment loss

           As a result of the acquisition of BioCube, Inc. in July 2009, we recorded goodwill on our financial statements to reflect the acquisition value. At January 31, 2011, we have reviewed the valuation of good will and have concluded that this goodwill valuation has been impaired due to the lack of any operating income from the acquisition of BioCube, Inc. during the period ended January 31, 2011.  This resulted in an impairment loss of $311,304 reported on the financial statements included in this report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 20, 2010, the Company filed a Form 8-K reporting that it had retained Moss, Krusick & Associates, LLC, the auditors for BioCube, Inc., as its auditors, replacing its former auditors, Rosenberg Rich Baker Berman and Company.  There were no differences or disagreements with Rosenberg Rich Baker Berman and Company.

ITEM 9 A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company is in the process of implementing disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports are recorded, processed, summarized, and reported within the time periods specified in rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our  Chief Executive and Financial Officer to allow timely decisions regarding required disclosure.

As of January 31, 2011, the Chief Executive and Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). As of the date of this assessment, the  Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2011, because of the material weaknesses described below.

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

The  Chief Executive and Financial Officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In performing its assessment of the effectiveness of our internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

    A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim statements will not be prevented or detected on a timely basis.

The material weaknesses identified during management's assessment was the lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise. This control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our  interim or annual financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Because of the material weaknesses, management concluded that our did not maintain effective internal control over financial reporting as of January 31, 2011, based on the criteria in Internal Control-Integrated Framework issued by COSO. Control deficiencies that constituted material weaknesses, are described below.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter ended January 31, 2011.

ITEM 9 B. OTHER INFORMATION

None.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors, executive officers and key executives of our operating groups during fiscal year ended January 31, 2011 are as follows:

Name	Age	Position with Company
Boris Rubizhevsky	60	Director, Chairman and Chief Executive Officer
Jan E. Chason	64	Former Chief Financial Officer
Winston (“Buzz”) Willis	63	Former Director
Paul Lisak	64	Former Director

BORIS RUBISHEVSKY has served as a Director of the Company since August 2009. He was a Director of United EcoEnergy Corp. from June 2008 until April 16, 2010, serves as a director of TheraBiogen, Inc. (“TRAB”), and is Chairman, sole director and chief executive officer of EcoReady Corporation (“ECRD”).  Mr. Rubizhevsky founded NexGen Security Corporation, a consulting firm specializing in homeland security, biological and environmental products and technologies. In 1992 Mr. Rubizhevsky co-founded Isonics Corporation a diversified international company in life science, semi-conductor wafer services and homeland security products.  Before founding Isonics, Mr. Rubizhevsky spent more than ten years with General Electric Company in a number of international sales and marketing managerial positions. Mr. Rubizhevsky holds a B.S. degree in engineering from the Stevens Institute of Technology.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation paid or accrued during each of the last two fiscal years to our Chief Executive Officers for each of those years and any officer who earned in excess of $100,000 during the year ended January 31, 2011.

Name and Principal Position	Year	Salary $	Option/ Warrant Awards $ (1)	All Other Compensation $	Total $

Boris Rubishevsky	2011	90,000	-0-	90,000	180,000
Chief Executive Officer	2010(1)	180,000	-0-	-0-	180,000

Gregory D. Cohen	2010(1)	200,000	-0-	-0-	200,000
Former Chief Executive Officer (2)	2009 (1)	287,708	177,781	145,833	611,322
Mitchell Blatt
Former Chairman and Chief Executive Officer (3)	2009(1)	85,000	222,720	65,000	372,720
Christian Matteis	2009(1)	362,500	6,560	-0-	369,060
Former President
Jan E. Chason (4)	2010(1)	200,000	-0-	-0-	200,000
Former Chief Financial Officer	2009(1)	204,166	1,640	-0-	205,806
Andrew Drykerman				-0-
Former Executive Vice President	2009 (1)	133,761	3,280	-0-	137,041

(1)
 Represents compensation expense incurred by predecessor companies in the prior fiscal year. See Note 8 to 2009 Halcyon Jets Holdings, Inc.’s   Financial Statements for details as to the assumptions used to determine the fair value of the option awards including the expense related to the repricing, in fiscal 2009, of options issued in 2008.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table is based on 28,727,778 shares of Common Stock issued and outstanding on January 31, 2011 plus 1,470,000 equivalent voting rights applicable to issued and outstanding 21,000 shares of Series A Preferred and sets forth based upon our knowledge of securities issued by us, certain information regarding the ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our voting power; (ii) each executive officer; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to such shares of common stock. The address of each of the stockholders listed below except as noted is c/o BioCube, Inc., 1365 N. Courtenay Parkway, Suite A, Merritt Island, FL 32953.

Name of Beneficial Owner	Number of Equivalent Shares Beneficially Owned	Voting Power (%)
Boris Rubizhevsky	6,000,000	20.9
All executive officer and directors as a group (4 persons)	6,000,000	20.9

Leaddog Capital LP(1)	2,388,300	8.3
Leaddog Capital Markets, LLC(1)	431,667	1.5
Lawler & Associates, LLP (2)	7,496,667	26.1
Spring Creek Healthcare, Inc.(3)	2,000,000	6.7

Totals	18,313,634	63.7

(1)
Leaddog Capital LP and Leaddog Capital Markets, LLC are entities related to each other and collectively hold 9.9 percent of the outstanding shares as well as warrants and options to acquire additional shares; however, under no circumstances can they hold collectively more than 9.9 percent of the issued and outstanding shares.

(2)	Lawler & Associates disclaims beneficial ownership of these shares as it is holding them in trust for certain clients

(3)	Spring Creek Healthcare (SCRK) is an unrelated company whose common shares are traded on the OTB BB.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On behalf of the Company and its shareholders, we retained Rosenberg Rich Baker Berman and Company to audit our financial statements for fiscal 2010. In addition, the predecessor company also retained Rosenberg Rich Baker Berman.   We understand the need for Rosenberg Rich Baker Berman to maintain objectivity and independence in its audit of our financial statements and our internal control over financial reporting. To minimize relationships that could appear to impair the objectivity of Rosenberg Rich Baker Berman, we have restricted the non-audit services that Rosenberg Rich Baker Berman may provide to us primarily to tax services and merger and acquisition due diligence services. The Company has also adopted policies and procedures for pre-approving all non-audit work performed by Rosenberg Rich Baker Berman. The Chairman of the Board is authorized to pre-approve any audit or non-audit service on behalf of the Board, provided such decisions are presented to the full Board at its next regularly scheduled meeting.

The aggregate fees billed by Rosenberg Rich Baker Berman in fiscal 2010 for these various services were:

Type of Fees	2010

Audit Fees	$27,125

Audit-Related Fees	2,000

Tax Fees	14,010

Total	$43,135

In the above table, in accordance with the SEC’s rules, “audit fees” are fees that we paid to Rosenberg Rich Baker Berman for the audit of our annual financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs. “Audit-related fees” are merger and acquisition due diligence services. “Tax fees” are fees for tax compliance.

In September, 2010, we retained Moss, Krusick & Associates, LLC (“Moss, Krusick”) to audit our financial statements for fiscal 2011. In addition, the predecessor company BioCube, Inc. also retained Moss, Krusick.   We understand the need for Moss, Krusick to maintain objectivity and independence in its audit of our financial statements and our internal control over financial reporting. To minimize relationships that could appear to impair the objectivity of Moss, Krusick, we have restricted the non-audit services that Moss, Krusick may provide to us primarily to tax services and merger and acquisition due diligence services. The Company has also adopted policies and procedures for pre-approving all non-audit work performed by Moss, Krusick. The Chairman of the Board is authorized to pre-approve any audit or non-audit service on behalf of the Board, provided such decisions are presented to the full Board at its next regularly scheduled meeting.

The aggregate fees billed by Moss, Krusick in fiscal 2011for these various services were:

Type of Fees	2011

Audit Fees	$13,000

Audit-Related Fees	--

Tax Fees	--

Total	$13,000

In the above table, in accordance with the SEC’s rules, “audit fees” are fees that we paid to Moss, Krusick for the audit of our annual financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs. “Audit-related fees” are merger and acquisition due diligence services. “Tax fees” are fees for tax compliance.
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

(3) Exhibits

(a)   Exhibits
Exhibit Number	Description

2.1 (1)	Share Exchange Agreement by and Among Halcyon Jets Holdings, Inc. and the Shareholders of Alliance Network Communications, Inc., dated as of July 1, 2009

2.2 (2)	Certificate of Merger, dated August 17, 2007, between Halcyon, Inc. and Halcyon Jets Acquisition Corp.

2.3(3)	Share Exchange Agreement dated June 24, 2010 between the shareholders of BioCube, Inc. and Alliance Network Holdings, Inc.

2.4(4)	Statement of Ownership dated December 12, 2010

31.1	Certification by Chief Executive and Financial Officer pursuant to Sarbanes-Oxley Section 302.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350
(1)    Incorporated by reference from the Company’s Definitive Information Statement filed July 30, 2009
(2)    Incorporated by reference from the Company's Current Report on Form 8-K filed August 27, 2009
(3)    Incorporated herein by reference from the Company’s Current Report on Form 8-K filed July 19, 2009
(4)    Incorporated herein by referrence from the Company's Current Report on Form 8-K filed December 20, 2010.

(b) Reports on Form 8-K

Form 8-K report filed December 20, 2010 reporting merger of wholly-owned subsidiaries Alliance Network Communications, Inc. and BioCube, Inc. into the Company by the filing of a Statement of Ownership

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCUBE, INC.

Dated: May 17, 2011	By:	/s/ Boris Rubizhevsky
Boris Rubizhevsky

BIOCUBE, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of  BioCube, Inc.

We have audited the accompanying balance sheets of BioCube, Inc. (a development stage company) formerly known as Alliance Network Communications Holdings, Inc. as of January 31, 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from inception (April 20, 2009) through January 31, 2011. BioCube’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCube, Inc. as of January 31, 2011, and the results of its operations and its cash flows for the year then ended and for the period from inception (April 20, 2009) through January 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring operating losses and has working capital and stockholders’ deficits which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida
May 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BioCube, Inc.

We have audited the accompanying balance sheets of BioCube, Inc. (a development stage company), formerly Alliance Network Communications Holdings, Inc. (the “Company”), as of January 31, 2010, and the related statements of operations, stockholders’ deficiency and cash flows for the period April 20, 2009 (Date of Inception) to January 31, 2010. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall  financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCube, Inc. , a development stage company, formerly Alliance Network Communications Holdings, Inc., s of January 31, 2010, and the results of its operations and its cash flows for the period ended April 20, 2009 (Date of Inception) to January 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
May 14, 2010

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	January 31,
	2011	2010
Assets
Current Assets
Cash	$ 2,987	$ 3,056
Deferred finance costs, net of amortization of $6,750 and $2,406	-	4,344
Other current assets	-	3,400
Total Current Assets	2,987	10,800
Other Assets
Note and interest receivable	-	100,917
Decontamination system, net of amortization of $1,500 and $0	25,500	-
Total Other Assets	25,500	100,917

Total Assets	$ 28,487	$ 111,717
Liabilities & Stockholders' Equity(Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 162,670	$ 16,797
Due to related party – current, net of discount of $0 and $4,800	34,500	18,200
Accrued interest payable-related party	8,559	1,310
Accrued salaries	363,387	-
Total Current Liabilities	569,116	36,307

Due to related party - non-current	479,283	83,200
Accrued interest payable - non-current	12,929	1,833
Total Liabilities	1,061,328	121,340

Stockholders’ Equity (Deficit)
Preferred stock - A - $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common Stock, $0.001 par value, authorized 300,000,000, 28,727,778 and
19,977,778 shares issued and outstanding at January 31, 2011 and January 31,2010	28,728	19,978
Additional paid in capital	94,368	94,368
Deficit accumulated during the development stage	(1,155,958)	(123,990)
Total Stockholders’ Equity (Deficit)	(1,032 841)	(9,623)

Total Liabilities and Stockholders' Equity (Deficit)	$ 28,487	$ 111,717

The accompanying notes are an integral part of these financial statements.

	BIOCUBE, INC.
	(A DEVELOPMENT STAGE COMPANY)
	STATEMENT OF OPERATIONS

	For the Year Ended January 31, 2011	For the Period from April 20, 2009 (Inception) to January 31, 2010	For the Period from April 20, 2009 (Inception) to January 31, 2011

Revenues	$ -	$ -	$ -

General and Administrative
Consulting	90,000	-	90,000
Professional fees	36,000	-	36,000
Officer salaries	90,000	-	90,000
Impairment loss	311,304	-	311,304
General and administrative	43,070	94,063	137,133

Total Expenses	570,374	94,063	664,437

Loss from operations	(570,374)	(94,063)	(664,457)

Other income (expense)
Finance cost	(337,074)	(29,010)	(366,084)
Interest, net	(22,604)	(917)	(23,521)
Impairment loss	(101,916)	-	(101,916)

Loss before income taxes	$ (1,031,968)	(123,990)	(1,155,958)

Income taxes	-	-	-

Net loss	$ (1,031,968)	$ (123,990)	$ (1,155,958)

Net loss per common share (basic and diluted)	$ (0.04)	$ (0.01)

Weighted average number of shares outstanding during the period - basic and diluted	24,868,189	11,816,006

The accompanying notes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
From Inception (April 20, 2009) to January 31, 2011

						Deficit
						Accumulated
					Additional	During the	Total
	Preferred Stock		Common Stock		Paid In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity(Deficit)
Balances at April 20, 2009	-	$-	-	$-	$-	$-	$-

Common stock issued to founders for cash	-	-	1,000,000	100	-	-	100

Effect of recapitalization-reverse acquisition	21,000	21	18,977,778	19,878	80,101	-	100,000

Issuance of warrants in connection with financing-related party	-	-	-	-	7,517	-	7,517

Financing cost-related party	-	-	-	-	6,750	-	6,750

Net (loss) for period ended January 31, 2010	-	-	-	-	-	(123,990)	(123,990)

Balance, January 31, 2010	21,000	21	19,977,778	19,978	94,368	(123,990)	(9,623)

Stock issued for acquisition	-	-	8,750,000	8,750	-	-	8,750

Net (loss) for period ended January 31, 2011	-	-	-	-	-	(1,031,968)	(1,031,968)

Balance, January 31, 2011	21,000	$21	28,727,778	$28,728	$ 94,368	$(1,155,958)	$(1,032,841)

 The accompanying notes are an integral part of these financial statements.

	BIOCUBE, INC.
	(A DEVELOPMENT STAGE COMPANY)
	STATEMENTS OF CASH FLOWS

	For the Year Ended January 31, 2011	For the Period from April 20, 2009 (Inception) to January 31, 2010	For the Period from April 20, 2009 (Inception) to January 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,031,968)	$(123,990)	$(1,155,958)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	10,644	5,090	15,734
Impairment loss	413,220	-	413,220
Beneficial Conversion Feature	329,203	20,800	350,003
Changes in operating assets and liabilities:
Other current assets	3,400	(3,400)	-
Accrued interest receivable	(1,000)	(917)	(1,917)
Accounts payable and accrued expenses	89,375	24,140	113,515
Accrued Salaries	99,193	-	99,193
Accrued interest payable	17,697	1,833	19,530
NET CASH USED IN OPERATING ACTIVITIES	(70,236)	(76,444)	(146,680)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Acquisition of BioCube, Inc., net of cash received	3,287	-	3,287
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	-	100	100
Due to related party	66,880	79,400	146,280
NET CASH PROVIDED BY FINANCING ACTIVITIES	66,880	79,500	146,380

NET CHANGE IN CASH	69	3,056	2,987
CASH - BEGINNING OF THE PERIOD	3,056	-	-
CASH - END OF THE PERIOD	$2,987	$3,056	$2,987

Supplemental cash flow information
Cash payments for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of BioCube, Inc. for common stock	$8,750	$-	$8,750
Warrants issued in connection with funding fees-related party	$-	$6,750	$6,750
The accompanying notes are an integral part of these financial statements.

BIOCUBE, INC
(A Development Stage Company)
Notes to the Financial Statements
For the year ended January 31, 2011 and 2010

Note 1.  Description of Business

BioCube, Inc. (formerly Halcyon Jets Holdings, Inc. and Alliance Network Communications Holdings, Inc.) (the “Company”) is a development stage company.  The Company was incorporated in Delaware. The Company plans to research, design, manufacture, market and distribute a number of generic and custom application electrical surge protection devices as well as to develop and market an environmentally safe aerosol based decontamination system.

On August 21, 2009, the Company acquired Alliance Network Communications, Inc. (“ANC”) from its then shareholders in exchange for 18,266,667 shares of the Company’s common stock. Simultaneously, the Company sold all of the outstanding shares of its Halcyon Jets, Inc. subsidiary to Halcyon Jets Acquisition Group, LLC (“HJAG”), the principal of which was the former Chief Executive Officer of the Company.  As consideration for the transfer of Halcyon Jets, Inc. to HJAG, HJAG:

1.	Issued its promissory note for $100,000 to the Company, payable 10-years from closing, bearing interest at the rate of 2% per annum;
2.	Assumed all liabilities of the Company and its subsidiary, including liability for all pending litigation, in which the Company was a named party; and

3.	Released the Company of its obligation under a consulting agreement to pay the former CEO $600,000 as a result of the transactions resulting in the transfer of Halcyon Jets, Inc.

 The promissory note was unsecured and there were no guaranties issued with respect to the note. In the fiscal year ended January 31, 2011, HJAG ceased business and became insolvent, and there is no prospect that the promissory note will ever be paid.  As a result, the full principal amount of the note plus accrued interest of  $1,917 have been written off as of November 1, 2010 as an impairment loss.

HJAG and the Company’s former CEO, personally, have agreed to indemnify the Company with respect to any claims asserted against the Company from the former Halcyon Jets subsidiary, including pending litigation.

As a result of the above transactions, the former stockholders of ANC became the controlling stockholders of the Company and the Company discontinued its former business. Accordingly, the transactions were treated for accounting purposes as a reverse acquisition, and the transactions have been accounted for as a recapitalization of the Company, rather than a business combination. Therefore, the historical financial statements of ANC are the historical financial statements of the Company commencing on April 2009, and historical stockholders' equity of ANC has been restated to reflect the recapitalization. Pro forma information has not been presented since the transaction is not a business combination.

Upon the effectiveness and as a result of these transactions, the Company changed its name to Alliance, Inc and effectuated a reverse stock split in the ratio 1-for-15. All share amounts have been retroactively restated for the split.  On September 2, 2009, the Company’s trading symbol was changed to ALHN.

On July 12, 2010, the Company acquired all of the issued and outstanding common stock of BioCube, Inc., a Nevada corporation, from its shareholders in exchange for 8,750,000 shares of the common stock of the Company valued at par of $0.001 per share.  As a result of the transaction, BioCube, Inc. has become a wholly-owned subsidiary of the Company.  The acquisition was closed based upon a Share Acquisition Agreement dated June 24, 2010 between the Company and BioCube, Inc., filed as Exhibit 10 to the Current Report for the Company filed on Form 8-K on July12, 2010.

BIOCUBE, INC
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2011 and 2010

Note 1.  Description of Business (continued)

The allocation of the net purchase consideration of $8,750 was as follows:

Cash                                                                        $                                                3,287
Decontamination system                                                                                     27,000
                                        Goodwill                                                                                                          311,304
Accounts payable                                                                                              (56,498)
Accrued interest                                                                                                     (649)
Due to related parties – current                                                                          (1,500)
Note Payable                                                                                                       (10,000)
Accrued salaries                                                                                                (264,194)
            $             8,750

As a result of the acquisition of BioCube, Inc. the Company operated through two wholly-owned subsidiaries, ANC and BioCube.   On December 20, 2010, the Company filed a Certificate of Ownership with the Delaware Secretary of State under Section 267 of the Delaware General Corporation Law, to merge its two wholly-owned subsidiaries, Alliance Network Communications, Inc. and BioCube, Inc., into it, with the Company as the surviving entity.  As part of the filing, the corporate name was changed to BioCube, Inc.  and its stock trading symbol became BICB.

Note 2.  Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since its formation in April 2009, the Company has been a development stage company and has not begun its efforts to produce and market electrical surge protection devises and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of potential business combinations.

The Company may not be able to execute its current business plan and fund business operations long enough to archive profitability without obtaining financing. The Company's ultimate success depends upon its ability to raise capital. There can be no assurance that funds will be available to the Company when needed from any source or; if available, on terms that are favorable to the Company.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

The accompanying financial statements include the accounts of BioCube and ANC for the period for July 12, 2010 (the date of acquisition) to December 20, 2010, the date in which the two entities were merged. All intercompany accounts and transactions have been eliminated in consolidated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the

BIOCUBE, INC
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2011 and 2010

reported period. Changes in the economic environment, financial markets, as well as in the healthcare industry and any other parameters used in determining these estimates could cause actual results to differ.

Cash and Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Goodwill

The Company recorded goodwill as the excess of the consideration paid over the estimated fair values of the assets acquired and liabilities assumed in a business combination. The goodwill is not amortized, but is subject to an annual impairment test in accordance with FASB ASC Topic 350-20. The two step test first determines whether the carrying amount of the reporting unit exceeds the fair value of the reporting unit. If so, the next step is to measure the impairment loss as the difference between the implied fair value of the goodwill and the carrying amount of the reporting unit, at January 31, 2011, the Company determined its carrying amount in goodwill was not recoverable and recorded an impairment loss of $311,304.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. When the Company determines that an impairment analysis should be done, the analysis will be performed using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets.

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

BIOCUBE, INC
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2011 and 2010

applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are recorded as an expense in the applicable year.   The Company does not have a liability for any unrecognized tax benefits.

Management’s evaluation of uncertain tax positions may be subject to review and adjustment at a later date based upon factors including, but not limited to, an on-going analysis of tax laws, regulations and interpretations thereof

Note 2.  Significant Accounting Policies (continued)

As of January 31, 2011 and 2010, the Company has approximately $1,332,000 and $300,000 of net operating loss carry-forwards available to affect future income and has established a valuation allowance equal to the tax benefit of the net operating loss carry- is forwards and temporary differences as realization of the asset is not assured. Utilization of net operating loss carry-forwards arising from our predecessor company are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

  Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the periods.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 21,667;warrants – 457,111; and convertible debentures - 985,905) are anti-dilutive.

Outstanding options were issued by the Company’s predecessor and are exercisable through 2018 with an exercise price of $5.70. Warrants for 322,111 shares of common stock were issued by our predecessor with weighted average exercise price of $11.21 and are exercisable through 2014. The balance of the outstanding warrants were issued in connection with the notes payable to a related party (see Note 4).

New Accounting Pronouncements

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

Accordingly, an arrangement may contain both substantive and non-substantive milestones.   ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations” which is amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the

BIOCUBE, INC
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2011 and 2010

combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. The Company is reviewing the new guidance to determine the impact it will have on its 2011financial statements and disclosures.

Management does not believe there would have been a material effect on the accompanying financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

Note 2.  Significant Accounting Policies (continued)

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

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For the Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative instruments which were fair valued using Level 2 inputs (see Note 4).

Note 3. Decontamination Unit

In connection with the acquisition of BioCube in July 2010, the Company recorded an intangible asset related to the decontamination unit at its estimated fair value of $27,000. This asset is being amortized over its useful life of nine years on a straight-line basis. As of January 31, 2011 and 2010, the balances are as follows:

BIOCUBE, INC
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2011 and 2010

                                                            Decontamination unit                                                                                                            $27,000          $                -
                                                            Accumulated amortization                                                                                                       (1,500)                           -

                                                                                                                                                                                                               $25,500         $                 -

Amortization for the year ended January 31, 2011 and the period from inception through January 31, 2010 was $1,500 and $0, respectively. As of January 31, 2011, amortization expense for each of the next five years is expected to be $3,000.

Note 4.  Related Party Transactions

Due to Related Party – current portion

Due to Related Parties – current portion includes the following:
	January 31, 2011	January 31, 2010
Notes payable - net of discount of $0 and $4,800(1)	$17,000	$12,200
Notes payable – BioCube acquisition	11,500	--
Financing fees(2)	6,000	6,000
	$34,500	$18,200

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

The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $9,500 to the notes and $7,500 to the warrants. The warrants issued for services were recorded as prepaid financing fees of $6,750 and will be amortized to interest expense over the related loan periods.  During the year ended January 31, 2011, the Company recorded expense of $4,800 for the amortization of the debt discount and prepaid financing fees.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 452 % and 457%; risk-free interest rate of .87% and .94%; expected life of 3 years and estimated dividend yield of 0%.

(2)LeadDog Capital Markets LLC, the general partner of LeadDog Capital LP, is due a fee for due diligence related to the convertible debenture arrangement discussed below.  The total fee will be $10,000 and is earned based upon a formula related to the amount of the borrowings incurred.

Due to Related Party – non-current

BIOCUBE, INC
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2011 and 2010

Note 4.  Related Party Transactions (continued)

Due to Related Parties – non-current consists of borrowings under a convertible debenture arrangement.  In November 2009, the Company entered into an arrangement with LeadDog Capital LP in which the Company may borrow an aggregate of $500,000 with interest payable at 14% per annum three years from the date of any borrowings.  The indebtedness including interest is convertible into common stock at the lesser of $.10 or 75% of the lowest closing bid price during the 15 day period prior to the conversion date but in no event can the conversion price be less than $0.005 The Company accounted for the borrowings under this arrangement  in accordance with

ASC 480 - “Distinguishing Liabilities from Equity”, as the conversion feature embedded in the debentures could result in the principal being converted to a variable number of the Company's common shares.   The fair value of the conversion feature is calculated at the time of issuance and the Company records a conversion liability for the calculated value. The conversion liability is revalued at the end of each reporting period which results in a gain or loss for the change in fair value.  During the year ended January 31, 2010, the Company borrowed $62,400 under this arrangement and during the year ended January 31, 2011 the Company borrowed an additional $66,880.

The Company determined the fair value of the debentures at the dates of issuance to be $230,497 which represented the face value of the debentures plus the fair value of the conversion feature of $101,217. As part of the agreements, combined beneficial ownership of Leaddog Capital, LP cannot exceed 9.99% of the then issued and outstanding shares of common stock of the issuer, including the shares issuable upon and excercise of the Warrants, Options, or Debentures in whole or in part.

As of January 31, 2011 and January 31, 2010, the due to related parties, non-current, consisted of the following:

January 31, 2011                                           January 31, 2010
Notes payable                                         $    129,280                                                          $         62,400
Beneficial conversion feature                     350,003                                                                     20,800
   $    479,283                                                          $         83,200

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

NOTE 5: Income Taxes

The Company accounts for income taxes under Statement FASB ASC Topic 740-10, ‘Accounting for Income Taxes (formerly ‘SFAS No.109’). Topic 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carry-forwards. Topic 740 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The following is a reconciliation of income taxes computed using the statutory Federal rate to the income tax expense in the financial statements for January 31, 2011 and 2010.

      Income tax benefit at the federal statutory rate                                                                                                  34%
      Effect of operating losses                                                                                                                                     (34)%

As of January 31, 2011 and 2010, the Company had net operating losses for federal and state income tax purposes totaling approximately $1,332,000 and $300,000, respectively. The following is a schedule of deferred tax assets as of January 31, 2011 and 2010:

BIOCUBE, INC
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2011 and 2010

                                                                                             January 31, 2011                                              January 31, 2010

      Net operating loss                                                      $           1,332,000                                            $                  300,000

      Net deferred tax asset                                                $               555,000                                            $                  102,000

      Valuation allowance                                                   $              (555,000)                                           $                (102,000)

The change in the valuation allowance for 2011was $453,000.

Note 6. Preferred Stock

The Board of Directors is authorized to issue up to 10 million shares of preferred stock in one or more series. Each series of preferred stock will have such number of shares, designations, preferences, voting powers, qualifications

       Goodwill                                      $                   301,000          $        -

        Temporary Differences             $                1,633,000         $            300,000

Note 6. Preferred Stock (continued)

and special or relative rights or privileges as shall be determined by the board of directors, which may include, among others, dividend rights, voting rights, liquidation preferences, conversion rights and preemptive rights.

Each share of the Preferred Stock -Series A is entitled to 67 votes with respect to each matter presented to the stockholders of the Company for approval. The Series A Preferred Stock has a liquidation value of $1.00 per share ($21,000 in the aggregate) and is not entitled to receive any dividends. The Series A Preferred shares are not convertible into common stock and are mandatorily redeemable at par value per share on the earlier of March 31, 2011 or the date on which any shares of Series A are owned by any person other than the one to whom they were originally issued. As of May 1, 2001, the shares have not yet been redeemed.

Note 7.  Litigation

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

On or about October 28, 2009, Jet One Group filed a new action against the Company’s predecessor, its former subsidiary and the other defendants in the matter discussed above, in the Supreme Court of New York (“Nassau County Action”), which repeats the factual allegations of the dismissed federal court complaint and asserts claims for conversion, fraud, tortuous interference with contract and violation of the state consumer fraud statute.  The new complaint sought compensatory damages of $15 million, attorneys’ fees of $100,000 and punitive damages against each of the defendants in the amount of $45 million.

BIOCUBE, INC
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2011 and 2010

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

Note 7.  Litigation  (continued)

The complaint seeks $7 million in damages.  This action is a revival of the earlier action that was voluntarily discontinued by Blue Star in 2007.

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

There has been no action in the matter since the filings in March 2010 and Management does not believe that there is any risk of material liability from the action.

All other pending litigation against the Company was terminated during the year ended January 31, 2011, with no liability of any kind assessed against the Company.

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

BIOCUBE, INC
(A Development Stage Company)
Notes to the Financial Statements
January 31, 2011 and 2010

Company’s former Chief Executive Officer the Company was indemnified by the buyer against any liability which may arise from the above litigation.

Note 8.  Fair Value Measurements

The following table sets forth by level within the fair value hierarchy, the Company’s assets and liabilities carried at fair value as of January 31, 2011 and 2010:

                                                                                           2011                                                                     2010
          Level 2                                                                Level 2

Convertible debt-related party                                    $479,283                                                              $83,200

Note 9 .  Subsequent Events

The Company has no material events other than additional borrowings of $15,000 through the issuances of convertible debentures to the related party discussed in Note 4.