Form 10-Q
period 2011-04-30
BioCube, INC.
filed 2011-06-20
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to

Commission file number: 333-137920

BIOCUBE, INC.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                    Yes ☐    No ☑

As of June 16, 2010, there were outstanding 28,727,778 Common Shares, $.001 par value per share, of the Company.

i

PART I — FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	April 30, 2011 (unaudited)	January 31, 2011

Assets
Current Assets
Cash	$2,873	$2,987
Total Current Assets	2,873	2,987
Other Assets
Decontamination system, net of amortization $2,250 and 1,500	24,750	25,500
Total Other Assets	24,750	25,500

Total Assets	$27,623	$28,487
Liabilities and Stockholders' Equity(Deficiency)

Current Liabilities
Accounts payable and accrued liabilities	$179,321	$162,669
Due to related party - current, net of discount of $93,019 and $0	34,500	34,500
Accrued interest payable-related party	9,239	8,559
Accrued salaries	408,387	363,387
Total Current Liabilities	631,447	569,115

Due to related party - non-current	54,645	475,429
Accrued interest payable – related party-non-current	4,549	16,784
Total Liabilities	690,641	1,061,328

Stockholderss Equity (Deficiency)
Preferred stock - A - $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common Stock, $0.001 par value, authorized 300,000,000, 28,727,778 and 19,977,778
shares issued and outstanding at April 30, 2011 and April 30,2010	28,728	28,728
Additional paid in capital	195,843	94,368
Deficit accumulated during the development stage	(887,610)	(1,155,958)
Total Stockholders’ Deficiency	(663,018)	(1,032,841)

Total Liabilities and Stockholders' Deficiency	$27,623	$28,487

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(unaudited)
	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	For the Period from April 20, 2009 (Inception) to April 30, 2011

Revenues	$-	$-	$-

General and Administrative
Consulting	15,000	30,000	105,000
Professional fees	-	-	36,000
Officer salaries	45,000	-	135,000
Impairment loss	-	-	311,304
General and administrative	2,516	23,628	139,649

Total Expenses	62,516	53,628	726,953

Loss from operations	(62,516)	(53,628)	(726,953)

Other income (expense)
Finance cost	(8,456)	(63,485)	(29,991)
Conversion feature	344,549	-	344,549
Interest, net	(5,229)	(2,752)	(28,750)
Impairment loss	-	-	(101,916)

Income (loss) before income taxes	268,348	(119,865)	(887,610)

Income taxes	-	-	-

Net income (loss)	$268,348	$(119,865)	$(887,610)

Net income (loss) per common share (basic and diluted)	$0.01	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	28,727,778	19,977,778

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 20, 2009) to April 30, 2011

						Deficit
						Accumulated
						During	Total
	Preferred Stock		Common Stock		Paid In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity
Balances at April 20, 2009	-	$-	-	$-	$-	$-	$-
Common stock issued to founders for cash	-	-	1,000,000	100	-	-	100
Effect of recapitalization-reverse acquisition	21,000	21	18,977,778	19,878	80,101	-	100,000
Issuance of warrants in connection with financing-related party	-	-	-	-	7,517	-	7,517
Financing cost-related party	-	-	-	-	6,750	-	6,750
Net (loss) for period ended January 31, 2010	-	-	-	-	-	(123,990)	(123,990)
Balance, January 31, 2010	21,000	21	19,977,778	19,978	94,368	(123,990)	(9,623)
Stock issued for acquisition	-	-	8,750,000	8,750	-	-	8,750
Net (loss) for period ended January 31, 2011	-	-	-	-	-	(1,031,968)	(1,031,968)
Balance, January 31, 2011	21,000	21	28,727,778	28,728	94,368	(1,155,958)	(1,032,841)
Beneficial conversion feature-notes payable	-	-	-	-	101,475	-	101,475
Net income for period ended April 30, 2011(unaudited)	-	-	-	-	-	268,348	268,348
Balance, April 30, 2011(unaudited)	21,000	$21	28,727,778	$28,728	$195,843	$(887,610)	$(663,018)

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(unaudited)
	Three Months Ended April 30, 2011	Three Months Ended April 30, 2010	For the Period from April 20, 2009 (Inception) to April 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$268,348	$(119,865)	$(887,610)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization	9,206	4,073	24,940
Impairment loss	-	-	413,220
Beneficial Conversion Feature	(344,549)	58,912	-
Changes in operating assets and liabilities:
Accrued interest receivable	-	-	(1,916)
Other current assets	-	3,400	-
Accounts payable and accrued expenses	16,652	12,846	130,456
Accrued salaries	45,000	-	144,193
Accrued interest payable	5,229	3,252	29,923
NET CASH USED IN OPERATING ACTIVITIES	(114)	(37,382)	(146,794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of BioCube, Inc.	-	-	3,287

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	3,287

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	-	-	100
Due to related party	-	36,513	146,280
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	36,513	146,380

NET CHANGE IN CASH	(114)	(869)	2,873
CASH - BEGINNING OF THE PERIOD	2,987	-	-
CASH - END OF THE PERIOD	$2,873	$(869)	$2,873

Supplemental cash flow information
Cash payments for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental disclosure of non-cash investing and
financing activities:
Acquisition of BioCube, Inc. for common stock	$-	$-	$8,750
Conversion of accrued interest to notes payable	$16,784	$-	$16,784
Beneficial conversion feature-notes payable	$101,475	$-	$101,475

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011
(Unaudited)

Note 1. Description of Business

BioCube, Inc. (formerly Alliance Network Communications Holdings, Inc.) (the “Company”) is a development stage company. The Company was incorporated in Delaware. The Company plans to research, design, manufacture, market and distribute an environmentally safe aerosol based decontamination system.

On July 12, 2010, the Company acquired all of the issued and outstanding common stock of BioCube, Inc., a Nevada corporation, from its shareholders in exchange for 8,750,000 shares of the common stock of the Company valued at par of $0.001 per share. As a result of the transaction, BioCube, Inc. became a wholly-owned subsidiary of the Company and the Company then operated through two wholly-owned subsidiaries, Alliance Network Communications, Inc., which was engaged in the business of developing and marketing surge protectors and other electronic products, and BioCube.  On December 20, 2010, the Company filed a Certificate of Ownership with the Delaware Secretary of State under Section 267 of the Delaware General Corporation Law, to merge its two wholly-owned subsidiaries, Alliance Network Communications, Inc. (“ANC”) and BioCube, Inc., (“BioCube”) into it, with the Company as the surviving entity. As part of the filing, the corporate name was changed to BioCube, Inc. and its stock trading symbol became BICB.

The surge protection business formerly being developed by Alliance Network Communications, Inc. was terminated in the quarter ended April 30, 2011 and the Company now is engaged solely in the business of developing and marketing an environmentally safe, aerosol-based decontamination system.

 Note 2. Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern. This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since its formation in April 2009, the Company has been a development stage company but had not begun to produce and market electrical surge protection devises or decontamination systems and derived no revenues from its operations, as its activities to date have been organizational in nature, and have been directed towards the raising of capital and to further development of its lines of business.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statement. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.

BIOCUBE, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011
(Unaudited)

Note 2. Significant Accounting Policies (continued)

The balance sheet at January 31, 2011 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying financial statements include the accounts of BioCube and ANC for the period from July 12, 2010 (the date of acquisition), to December 20, 2010, the date in which the two entities were merged. All intercompany accounts and transactions were eliminated in consolidation.

These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes for the period ended January 31, 2011 filed with the Securities and Exchange Commission on Form 10-K on May 17, 2011.

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

As of April 30, 2011 and January 31, 2011, the Company has approximately $888,000 and $811,000 of net operating loss carry forwards available to affect future taxable income. Additionally, the Company has temporary

BIOCUBE, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011
(Unaudited)

Note 2. Significant Accounting Policies (continued)

differences of $296,000 and $301,000 at April 30, 2011 and January 31, 201, respectively. The Company has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured of $403,000 and $378,000 respectively.

Utilization of net operating loss carry-forwards arising from our predecessor company are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

  Income (loss) per share

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

 BIOCUBE, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011
(Unaudited)

Note 2. Significant Accounting Policies (continued)

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

Recurring Fair Value Measurements

In accordance with accounting principles generally accepted in the United States, certain assets and liabilities are required to be recorded at fair value on a recurring basis. For the Company, the only assets and liabilities that are adjusted to fair value on a recurring basis are derivative instruments which were recorded at fair value using Level 2 inputs (see Note 4).

Note 3. Decontamination Unit

In connection with the acquisition of BioCube, Inc. in July 2010, the Company recorded an intangible asset related to the decontamination unit at its estimated fair value of $27,000. This asset is being amortized over its useful life of nine years on a straight-line basis. As of April 30, 2011 and December 31, 2010, the balances are as follows:

	April 30, 2011 (unaudited)	January 31, 2011
Decontamination unit	$27,000	$27,000
Accumulated Amortization	$(2,250)	$(1,500)
	$24,750	$25,500

Amortization for the quarter ended April 30, 2011 and 2010 was $750 and $0 respectively. As of April 30, 2011, annual amortization expense for each of the next five years is expected to be $3,000.

BIOCUBE, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011
(Unaudited)

Note 4.  Related Party Transactions

Due to Related Party – current portion

Due to Related Parties – current portion includes the following:
	April 30, 2011	January 31, 2011
Notes payable - net of discount(1)	$17,000	$17,000
Notes payable – BioCube acquisition	11,500	11,500
Financing fees(2)	6,000	6,000
	$34,500	$34,500

(1)During the year ended January 31, 2010, the Company borrowed an aggregate of $17,000 from LeadDog Capital LP through the issuance of notes payable for periods of 1 year each with interest payable at 16% per year.  In connection with the issuance of these notes the Company granted the lender warrants for the purchase of 90,000 shares of the Company’s common stock at $.001.  In addition, the Company issued warrants to purchase 45,000 shares of the Company’s common stock at $.001 to LeadDog Capital Markets LLC (the general partner) for due diligence services. LeadDog Capital LP and its affiliates are shareholders and warrant holders; however the group is restricted from becoming a beneficial owner (as such term is defined under Section 13(d) and Rule 13d-3 of the Securities Exchange Act of 1934, as amended, (the 1934 Act)), of the Company’s common stock which would exceed 4.9% of the number of shares of common stock outstanding.

              The proceeds from issuance of the promissory notes were allocated to the notes and the warrants based upon their relative fair values. This allocation resulted in allocating $9,500 to the notes and $7,500 to the warrants. The warrants issued for services were recorded as prepaid financing fees of $6,750 and will be amortized to interest expense over the related loan periods.  During the quarter ended January 31,
                      2011, the Company recorded expense of $4,800 for the amortization of the debt discount and prepaid financing fees.  The fair value of the warrants was determined using the Black-Scholes option pricing model using the following weighted-average assumptions: volatility of 452 % and 457%; risk-free interest rate of .87% and .94%; expected life of 3 years and estimated dividend yield of 0%.

(2)LeadDog Capital Markets LLC, the general partner of LeadDog Capital LP, is due a fee for due diligence related to the convertible debenture arrangement discussed below.  The total fee will be $10,000 and is earned based upon a formula related to the amount of the borrowings incurred.

Due to Related Party – non-current

Due to Related Parties – non-current consists of borrowings under a convertible debenture arrangement.  In November 2009, the Company entered into an arrangement with LeadDog Capital LP in which the Company may borrow an aggregate of $500,000 with interest payable at 14% per annum three years from the date of any borrowings.  The indebtedness including interest is convertible into common stock at the lesser of $.10 or 75% of

BIOCUBE, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011
(Unaudited)

Note 4. Related Party Transactions (Continued)

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

At January 31, 2011, the derivative liability was $344,549.  During the quarters ended April 30, 2011 and 2010, the Company borrowed $0 and $29,060 under this arrangement.  During the quarter ended April 30, 2010, Company determined the fair value of the debentures at the dates of issuance to be $170,725 which represented the face value of the debentures plus the fair value of the conversion feature of $79,265.

Effective February 1, 2011, the Company amended its convertible debenture arrangement with LeadDog Capital LP. The amended agreement states that the conversion price is fixed at $0.03 cents a share at anytime from the amended date of February 1, 2011. This amendment of the convertible notes payable to a fixed exercise price caused the derivative liability cease to exist and the $344,549 balance was taken to income as a gain on beneficial conversion feature. The maturity dates for the notes were extended to January 14, 2014.  Also with this amendment, a beneficial conversion feature was calculated at $101,475 as the intrinsic value of the shares that would be converted on the commitment date.  This amount was recorded as a debt discount and an increased to additional paid in capital. The Company recorded expense of $8,456 for the amortization of the debt discount.
As of April 30, 2011 and January 31, 2011, the due to related parties, non-current, consisted of the following:

	April 30, 2011	January 31, 2011
Notes payable	$147,664	$129,280
Beneficial conversion feature	-	350,003
Debt discount	(93,019)	-
	$54,645	$479,283

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

BIOCUBE, INC.
(A Development Stage Company)
Notes to the Financial Statements
April 30, 2011
(Unaudited)

Note 5. Litigation (continued)

Separately, the former subsidiary filed an action against Jet One and its principals in the Supreme Court of New York in which the former subsidiary alleges that the Complaint in Jet One’s Federal Court Action contains false and defamatory statements regarding the former subsidiary and that Jet One filed its suit for the sole purpose of circulating a press release publicizing the false and defamatory allegations.  Jet One moved to dismiss the suit forfailure to state a claim upon which relief may be granted, but this motion was denied by the court and the denial was affirmed by the Appellate Division of the Supreme Court of New York in February 2010.  On March 19, 2010, the Company’s former subsidiary dismissed its complaint without prejudice.

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

In January, 2011, the Company was dismissed from the case.

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

Note 6. Subsequent Events

Subsequent to April 30, 2010, the Company borrowed $24,200 through additional issuances of convertible debentures to the related party discussed in Note 4.

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

OVERVIEW

Corporate Background - Reverse Merger - Acquisition

BioCube, Inc. (formerly Halcyon Jets Holdings, Inc. and Alliance Network Communications Holdings, Inc.) (the “Company”) is a development stage company. The Company was incorporated in Delaware. The Company plans to research, design, manufacture, market and distribute an environmentally safe aerosol based decontamination system. Its prior business of developing and marketing surge protectors and other electrical devices was abandoned in the quarter ended April 30, 2011.  There were no related costs associated with the abandonment of that business.

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

Business Plan

            We are a development stage company which plans to research, design, manufacture, market and distribute an environmentally safe decontamination system, utilizing an aerosol-based delivery method. We are collaborating with our Russian research partners to complete the development and commercialization of an environmentally safe decontamination system, utilizing an aerosol-based delivery method. BioCube has also entered into a licensing agreement with Battelle Memorial Institute of Richland, Washington, to sub-license technology contained in certain rights of Batelle in patents relating to micro-aerosol based decontamination methods, which are complimentary to the technology of BioCube. This system has demonstrated effective results in handling of microbial and fungal cells, spores, and viruses that are the core of such infections as MRSA, Avian Flu, Swine Flu and common molds.

Hospitals struggle with the control of infectious diseases and continue to look for effective, environmentally friendly and cost-effective means of dealing with this pervasive problem. BioCube intends to focus on this existing market need for decontamination of patient rooms, operating theaters, medical equipment and furniture, which exists in over 5,000 hospitals and nearly 1 million beds in the U.S. healthcare system, as well as the many other uses of a similar decontamination solution.

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

Results of Operations

Three months ended April 30, 2011 vs. inception (April 20, 2009) through April 30, 2011

During the quarters ended April 30, 2011 and 2010, the Company had no revenues as its activities principally involved its formation, negotiation of the merger, and planning for the execution of its business plan.  Expenses incurred in the three months ended April 30, 2010 were consulting expense of $30,000, general and administrative of $23,628, finance costs of $63,485 and interest expense, net of $2,752, resulting in a net loss of $119,865.  During the quarter ended April 30, 2011, which differed primarily as the focus shifted toward implementing the business plan relating to the decontamination technology, the Company incurred expenses relating to professional fees of $15,000, officer salaries of $45,000 general and administrative of $$2,498, finance cost of $8,456 and interest expense, net of $5,229.  Offsetting these expenses was income relating to the derivative liability which at January 31, 2011 was $344,549 and upon the February 1, 2011 amendment of the convertible notes payable to a fixed exercise price, the liability ceased to exist and was taken to income.  During the quarter ended April 30, 2011, the Company recognized net income of $268,366

Liquidity and Capital Resources

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

Except as set forth under Part II Item 1 – Legal Proceedings, there are no pending or threatened legal proceedings against the Company. In the opinion of management, on the advice of counsel, we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings. In connection with the sale of the Company’s Halcyon Jet subsidiary to the Company’s former Chief Executive Officer the Company was indemnified by the buyer against any liability which may arise from the above litigation.

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

As of April 30, 2010, our Chief Executive and Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2010, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2011, there were no changes in our system of internal controls over financial reporting.

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

In January, 2011, the Company was dismissed from the case; however, the former President is still a defendant and the Company may be subject to claims for indemnification under an employment agreement with the former President.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None during the quarter ended April 30, 2011.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None during the quarter ended April 30, 2011.

Item 5.      OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS

(a)	Exhibits

10	Amendment of Promissory Notes, Options, Warrants and Debentures dated June 16, 2011, effective as of February 1, 2011

31	Certification of Chief Executive and Financial Officer

32.1	Section 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BIOCUBE, INC.

Date: June 20, 2011	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chief Executive and Financial Officer

                                                                                                                                                                                                 16