Form 10-Q
period 2011-07-31
BioCube, INC.
filed 2011-09-19
CIK 1374135

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

Yes ☐   No ☑

The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $632,011.

As of September 14, 2011, there were 28,727,778 Common Shares, $.001 par value per share, outstanding.

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	July 31, 2011 (unaudited)	January 31, 2011

Assets
Current Assets
Cash	$ 2,759	$ 2,987
Total Current Assets	2,759	2,987
Other Assets
Decontamination system, net of amortization $3,000 and $1,500	24,000	25,500
Total Other Assets	24,000	25,500

Total Assets	$ 26,759	$ 28,487
Liabilities & Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 200,870	$ 162,670
Due to related party - current	34,500	34,500
Accrued interest payable-related party	9,919	8,559
Accrued salaries	453,386	363,387
Total Current Liabilities	698,675	569,116

Due to related party - non-current	171,346	475,429
Accrued interest payable - non-current	3,973	16,783
Total Liabilities	873,994	1,061,328

Stockholder's Equity (Deficit)
Preferred stock - A - $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common Stock, $0.001 par value, 300,000,000 authorized, 28,727,778
shares issued and outstanding at July 31, 2011 and January 31,2011	28,728	28,728
Additional paid in capital	195,843	94,368
Deficit accumulated during the development stage	(1,071,827)	(1,155,958)
Total Stockholders' Equity (Deficit)	(847,235)	(1,032,841)

Total Liabilities and Stockholders' Equity (Deficit)	$ 26,759	$ 28,487

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(unaudited)
	Three Months Ended July 31, 2011	Three Months Ended July 31, 2010	Six Months Ended July 31, 2011	Six Months Ended July 31, 2010	For the Period from April 20, 2009 (Inception) to July 31, 2011

Revenues	$ -	$ -	$ -	$ -	$ -

General and Administrative
Consulting	15,000	33,065	30,000	63,065	120,000
Professional fees	22,400	11,500	22,400	23,000	58,400
Officer salaries	45,000	9,194	90,000	9,194	180,000
Impairment loss	-	-	-	-	311,304
General and administrative	2,514	4,599	5,030	16,727	142,163

Total Expenses	84,914	58,358	147,430	111,986	811,867

Loss from operations	(84,914)	(58,358)	(147,430)	(111,986)	(811,867)

Other income (expense)
Finance cost	(93,019)	(1,787)	(101,475)	(63,293)	(123,010)
Conversion feature	-	-	344,549	-	-
Interest, net	(6,284)	(2,012)	(11,513)	(6,743)	(35,034)
Impairment loss	-	-	-	-	(101,916)

Income (loss) before income taxes	(184,217)	(62,157)	84,131	(182,022)	(1,071,827)

Income taxes	-	-	-	-	-

Net income (loss)	$ (184,217)	$ (62,157)	$ 84,131	$ (182,022)	$ (1,071,827)

Net loss per common share (basic and diluted)	$ (0.01)	$ (0.00)	$ 0.00	$ (0.01)	$ (0.05)

Weighted average number of shares outstanding during the period - basic and diluted	28,727,778	21,784,843	28,727,778	19,977,778	21,037,509

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 20, 2009) to July 31, 2011

						Deficit
						Accumulated
						During	Total
	Preferred Stock		Common Stock		Paid In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Balances at April 20, 2009	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued to founders for cash	-	-	1,000,000	100	-	-	100
Effect of recapitalization-reverse acquisition	21,000	21	18,977,778	19,878	80,101	-	100,000
Issuance of warrants in connection with financing-related party	-	-	-	-	7,517	-	7,517
Financing cost-related party	-	-	-	-	6,750	-	6,750
Net (loss) for period ended January 31, 2010	-	-	-	-	-	(123,990)	(123,990)
Balance, January 31, 2010	21,000	21	19,977,778	19,978	94,368	(123,990)	(9,623)
Stock issued for acquisition	-	-	8,750,000	8,750	-	-	8,750
Net (loss) for period ended January 31, 2011	-	-	-	-	-	(1,031,968)	(1,031,968)
Balance, January 31, 2011	21,000	21	28,727,778	28,728	94,368	(1,155,958)	(1,032,841)
Beneficial conversion feature-notes payable	-	-	-	-	101,475	-	101,475
Net income for period ended July 31, 2011	-	-	-	-	-	84,131	84,131
Balance, July 31, 2011	21,000	$ 21	28,727,778	$ 28,728	$ 195,843	$ (1,071,827)	$ (847,235)

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(unaudited)
	Six Months Ended July 31, 2011	Six Months Ended July 31, 2010	For the Period from April 20, 2009 (Inception) to July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ 84,131	$ (182,022)	$ (1,071,827)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization	102,975	6,571	124,742
Impairment loss	-	-	413,220
Beneficial Conversion Feature	(344,549)	63,465	-
Changes in operating assets and liabilities:
Accrued interest receivable	-	-	(1,917)
Other current assets	-	3,400	-
Other assets	-	(4,310)	-
Accounts payable and accrued expenses	55,705	37,440	161,877
Accrued salaries	89,999	9,194	189,193
Due to related party	-	10,571	-
Accrued interest payable	11,511	-	36,204
NET CASH USED IN OPERATING ACTIVITIES	(228)	(55,691)	(148,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of BioCube, Inc.	-	3,287	3,287

NET CASH PROVIDED BY INVESTING ACTIVITIES	-	3,287	3,287
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Common Stock	-	-	100
Due to related party	-	53,260	147,880
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	53,260	147,980
NET CHANGE IN CASH	(228)	856	2,759
CASH - BEGINNING OF THE PERIOD	2,987	3,056	-
CASH - END OF THE PERIOD	$ 2,759	$ 3,912	$ 2,759

Supplemental cash flow information
Cash payments for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and
financing activities:
Acquisition of BioCube, Inc. for common stock	$ -	$ 8,750	$ 8,750
Conversion of accrued interest to notes payable	$ 22,961	$ -	$ 22,961
Conversion of accounts payable to notes payable	$ 17,505	$ -	$ 17,505
Beneficial conversion feature - notes payable	$ 101,475	$ -	$ 101,475
Warrants issued in connection with funding fees – related party	$ 6,750	$ -	$ 6,750

The accompanying footnotes are an integral part of these financial statements.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2011

(Unaudited)

Note 1.  Description of Business

BioCube, Inc. (formerly Alliance Network Communications Holdings, Inc.) (the “Company”) is a development stage company.  The Company was incorporated in Delaware. The Company plans to research, design, manufacture, market and distribute an environmentally safe aerosol-based decontamination system.

On July 12, 2010, the Company acquired all of the issued and outstanding common stock of BioCube, Inc., a Nevada corporation, from its shareholders in exchange for 8,750,000 shares of the common stock of the Company valued at par of $0.001 per share.  As a result of the transaction, BioCube, Inc. became a wholly-owned subsidiary of the Company andthe Company then operated through two wholly-owned subsidiaries, Alliance Network Communications, Inc., which was engaged in the business of developing and marketing surge protectors and other electronic products, and BioCube.   On December 20, 2010, the Company filed a Certificate of Ownership with the Delaware Secretary of State under Section 267 of the Delaware General Corporation Law, to merge its two wholly-owned subsidiaries, Alliance Network Communications, Inc. and BioCube, Inc., into it, with the Company as the surviving entity.  As part of the filing, the corporate name was changed to BioCube, Inc., and its stock trading symbol became BICB.

The surge protection business formerly operated by Alliance Network Communications, Inc. was terminated in the quarter ended April 30, 2011 and the Company now is engaged solely in the business of developing and marketingan environmentally safe aerosol based decontamination system.  There were no additional expenses or charges recorded as a result of the termination of the surge protection business.

 Note 2.  Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since its formation in April 2009, BioCube, the Company’s principal subsidiary, has been a development stage company and had not begun its efforts to produce and market electrical surge protection devices or the aerosol based decontamination system,  and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and initiating its business plan.

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2011

(Unaudited)

Note 2.  Significant Accounting Policies (continued)

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statement.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of results to be expected for the entire fiscal year or any other period.

The condensed balance sheet at July 31, 2011 has been derived from the unaudited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes for the year ended January 31, 2011 filed with the Securities and Exchange Commission on Form 10-K on May 17, 2011.

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2011

(Unaudited)

Note 2.  Significant Accounting Policies (continued)

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

As of July 31, 2011 and January 31, 2011, the Company has approximately $947,000 and $1,031,000 of net operating loss carry forwards available to affect future taxable income. Additionally, the Company has other temporary differences of $291,000 and $301,000 at July 31, 2011 and January 31, 2011, respectively. The Company has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and temporary differences as realization of the asset is not assured of $421,000 and $453,000 respectively.

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

New Accounting Pronouncements

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2011

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

Note 3. Decontamination Unit

In connection with the acquisition of BioCube in July 2010, the Company recorded an intangible asset related to the decontamination unit at its estimated fair value of $27,000. This asset is being amortized over its useful life of nine years on a straight-line basis. As of July 31, 2011 and January 31, 2011, the balances are as follows:

	July 31, 2011 (unaudited)	January 31, 2011
Decontamination unit	$ 27,000	$ 27,000
Accumulated Amortization	(3,000)	(1,500)
	$ 24,000	$ 25,500

Amortization expense for the six months ended July 31, 2011 and 2010 was $1,500 and $0 respectively. As of July 31, 2011, annual amortization expense for each of the next five years is expected to be $3,000.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2011

(Unaudited)

Note 4.  Related Party Transactions

Due to Related Parties – current portion includes the following:

	July 31, 2011	January 31, 2011
Notes payable - net of discount(1)	$ 17,000	$ 17,000
Notes payable – BioCube acquisition	11,500	11,500
Financing fees(2)	6,000	6,000
	$ 34,500	$ 34,500

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

Due to Related Party – non-current

Due to Related Parties – non-current consists of borrowings under a convertible debenture arrangement.  In November 2009, the Company entered into an arrangement with LeadDog Capital LP in which the Company may borrow an aggregate of $500,000 with interest payable at 14% per annum three years from the date of any borrowings.  The indebtedness including interest is convertible into common stock at the lesser of $.10 or 75% of

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2011

(Unaudited)

Note 4. Related Party Transactions (Continued

the lowest closing bid price during the 15 day period prior to the conversion date but in no event can the conversion price be less than $0.005 The Company accounted for the borrowings under this arrangement  in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, as the conversion feature embedded in the debentures could result in the principal being converted to a variable number of the Company's common shares.   The fair value of the conversion feature is calculated at the time of issuance and the Company records a conversion liability for the calculated value. The conversion liability is revalued at the end of each reporting period which results in a gain or loss for the change in fair value.  During the year ended January 31, 2010, the Company borrowed $62,400 under this arrangement and during the six months ended July 31, 2010 the Company borrowed an additional $29,060. The Company determined the fair value of the debentures at the dates of issuance to be $169,000 which represented the face value of the debentures plus the fair value of the conversion feature of $78,000 (of which $18,000 was recorded in the six months ended July 31, 2011). The conversion liability was revalued at April 30, 2011 resulting in additional expense of $41,000 to increase the liability to its fair value.

Effective June 1, 2011, the Company and the LeadDog group agreed to restate and consolidate all of the outstanding debentures notes and interest accrued to that date into a Consolidated and Amended Debenture.  The previous debentures which were re-paid and replaced with the Consolidated and Amended Debenture were as follows:

DATE	PRINCIPAL	ACCRUED INTEREST	TOTAL PRINCIPAL AND INTEREST
11/16/2009	$ 12,000	$ 2,582	$ 14,582
11/20/2009	10,000	2,206	12,206
12/1/2009	10,000	2,094	12,094
12/15/2009	10,000	2,041	12,041
1/4/2010	10,000	1,964	11,964
1/7/2010	5,000	976	5,976
1/15/2010	7,000	1,345	8,345
2/1/2010	5,000	928	5,928
2/4/2010	1,860	343	2,203
2/23/2010	6,000	1,063	7,063
3/8/2010	6,200	1,068	7,268
3/22/2010	5,000	834	5,834
4/19/2010	5,000	781	5,781
5/5/2010	12,000	1,777	13,777
5/12/2010	2,200	326	2,526
5/19/2010	5,000	723	5,723
6/4/2010	5,000	692	5,692
6/15/2010	5,000	671	5,671
12/16/2010	3,500	224	3,724
1/24/2011	5,120	251	5,371
5/16/2011	12,500	77	12,577
	$ 143,380	$ 22,966	$ 166,346

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2011

(Unaudited)

Note 4. Related Party Transactions (Continued

The new Debenture is for a three year term ending June 1, 2014 and allows the holder to convert all of part of the amount due at $0.03 per share, which was the closing market price of the common shares at June 1, 2011.  In addition, the Company agreed to issue a warrant to the holder to purchase 1,500,000 shares of common stock for a three year period at $0.03 per share.  The warrant was issued as of September 2, 2011.

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

In October and December 2008, Blue Star Jets, LLC  (“Blue Star”) filed a complaint against the Company and certain former employees, including our former President, who were former employees of Blue Star (“former Blue Star employee”) in the Supreme Court of New York, New York County alleging, among other matters, that the Blue Star’s former employees stole confidential information belonging to Blue Star prior to joining the Company and that one or more of such former employees violated post-employment restrictive covenants by joining the  Company. The complaint seeks $7 million in damages.  This action is a revival of an earlier action that was voluntarily discontinued by Blue Star in 2007. In January 2011, the Company was dismissed from the case.

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

Note 6.  Subsequent Events

Subsequent to July 31, 2011, the Company issued three year warrants to purchase 1,500,000 shares of common stock of the Company to the related party discussed in Note 4, at an exercise price of $0.03 per share, in connection with the renewal and consideration of all of the outstanding convertible debentures of the Company as of June 1, 2011.

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

Business Plan

                We are a development stage company which plans to research, design, manufacture, market and distribute an environmentally safe decontamination system, utilizing an aerosol-based delivery method.  We arecollaborating with our Russian research partners to complete the development and commercialization of an environmentally safe decontamination system, utilizing an aerosol-based delivery method. BioCube has also entered into a licensing agreement with Battelle Memorial Institute of Richland, Washington, to sub-license technology contained in certain rights of Batelle in patents relating to micro-aerosol based decontamination methods, which are complimentary to the technology of BioCube. This system has demonstrated effective results in  handling of microbial and fungal cells, spores, and viruses that are the core of such infections as MRSA, Avian Flu, Swine Flu and common molds.

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

Results of Operations

Three and six months ended July 31, 2011 and 2010

During the quarters ended July 31, 2011 and 2010, the Company had no revenues as its activities principally involved its formation, negotiation of the merger, and planning for the execution of its business plan.  Expenses incurred in the three months ended July 31, 2011 were consulting expense of $15,000, professional fees of $22,400, officer salaries of $45,000, general and administrative of $2,514, finance costs of $93,019 and net interest expense of $6,284, resulting in a net loss of $184,217 compared to July 31, 2010 expenses relating to consulting expenses of $33,065, professional fees of $11,500, officer salaries of $9,194, general and administrative of $4,599, finance costs of  $1,787 and interest expense, net of $2,012, resulting in a net loss of $62,157.

During the six months ended July 31, 2011, which differed primarily as the focus shifted toward implementing the business plan relating to the decontamination technology, the Company incurred expenses relating to professional fees of $30,000, professional fees of $22,400, officer salaries of $90,000 general and administrative of $5,030, finance cost of $101,475, and net interest expense of$11,513.  Offsetting these expenses was income relating to the derivative liability which at January 31, 2011 was $344,549 and upon the February 1, 2011 amendment of the convertible notes payable to a fixed exercise price, the liability ceased to exist and was taken to income.  During the quarter ended July 31, 2011, the Company recognized net income of $84,131 compared to July 31,2010 expenses relating to professional fees of $63,065, professional fees of $23,000, officer salaries of $9,194 general and administrative of $16,727, finance cost of $63,293, and net interest expense of$6,743.

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

As of July 31, 2011, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2011, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three and six months ended July 31, 2011 there were no changes in our system of internal controls over financial reporting.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None during the quarter ended July 31, 2011.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.      REMOVED AND RESERVED

Item 5.      OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS

(a) Exhibits

31	Certification of Chief Executive and Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BioCube, INC.

Date: September 19, 2011	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chief Executive and Financial Officer