Form 10-Q
period 2011-10-31
BioCube, INC.
filed 2011-12-20
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

As of December 15, 2011, there were 28,727,778 Common Shares, $.001 par value per share, outstanding.

TABLE OF CONTENTS

PART I

Item 1.	Financial Statements	1

	Balance Sheets at October 31, 2011 (unaudited) and January 31, 2011	1

	Statements of Operations for the three and nine months ended October 31, 2011 and 2010 and from inception (April 20, 2009) to October 31, 2011 (unaudited)	2

	Statement of Stockholders’ Equity (Deficit) from inception (April 20, 2009) to October 31, 2011 (unaudited)	3

	Statements of Cash Flows for the nine months ended October 31, 2011 and 2010, and from inception (April 20, 2009) to October 31, 2011 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Removed and Reserved	17

Item 5.	Other Information	17

Item 6.	Exhibits	17

Signatures		18

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	October 31, 2011 (unaudited)	January 31, 2011

Assets
Current Assets
Cash	$ 1,566	$ 2,987
Total Current Assets	1,566	2,987
Other Assets
Decontamination system, net of amortization $30,000 and $1,500	-	25,500
Total Other Assets	-	25,500

Total Assets	$ 1,566	$ 28,487
Liabilities & Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 212,519	$ 162,670
Due to related party - current	34,500	34,500
Accrued interest payable-related party	10,599	8,559
Accrued salaries	498,387	363,387
Total Current Liabilities	756,005	569,116

Due to related party - non-current	176,346	475,429
Accrued interest payable - non-current	10,100	16,783
Total Liabilities	942,451	1,061,328

Stockholders' Equity (Deficit)
Preferred stock - A - $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common Stock, $0.001 par value, 300,000,000 authorized, ,28,727,778 shares issued and outstanding at October 31, 2011 and January 31, 2011	28,728	28,728
Additional paid in capital	195,843	94,368
Deficit accumulated during the development stage	(1,165,477)	(1,155,958)
Total Stockholders' Equity (Deficit)	(940,885)	(1,032,841)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,566	$ 28,487

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
(unaudited)
	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Nine Months Ended October 31, 2011	Nine Months Ended October 31, 2010	For the Period from April 20, 2009 (Inception) to October 31, 2011

Revenues	$ -	$ -	$ -	$ -	$ -

General & Administrative
Consulting	15,000	11,935	45,000	75,000	135,000
Professional fees	-	6,600	22,400	29,600	58,400
Officer salaries	45,000	35,806	135,000	45,000	225,000
Impairment loss	24,000	-	24,000	-	437,220
General and administrative	2,843	16,722	7,873	33,449	145,006

Total Expenses	86,843	71,063	234,273	183,049	1,000,626

Loss from operations	(86,843)	(71,063)	(234,273)	(183,049)	(1,000,626)

Other income (expense)
Finance cost	-	(7,528)	(101,475)	(70,821)	(123,010)
Conversion feature	-	-	344,549	-	-
Interest, net	(6,807)	(4,885)	(18,320)	(11,628)	(41,841)

Income (loss) before income taxes	(93,650)	(83,476)	(9,519)	(265,498)	(1,165,477)

Income taxes	-	-	-	-	-

Net income (loss)	$ (93,650)	$ (83,476)	$ (9,519)	$ (265,498)	$ (1,165,477)

Net loss per common share (basic and diluted)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.05)

Weighted average number of shares outstanding during the period - basic and diluted	28,727,778	28,727,778	28,727,778	21,784,843	24,210,324

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 20, 2009) to October 31, 2011

						Deficit
						Accumulated
						During	Total
	Preferred Stock		Common Stock		Paid In	Development	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Balances at April 20, 2009	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued to founders for cash	-	-	1,000,000	100	-	-	100
Effect of recapitalization-reverse acquisition	21,000	21	18,977,778	19,878	80,101	-	100,000
Issuance of warrants in connection with financing-related party	-	-	-	-	7,517	-	7,517
Financing cost-related party	-	-	-	-	6,750	-	6,750
Net (loss) for period ended January 31, 2010	-	-	-	-	-	(123,990)	(123,990)
Balance, January 31, 2010	21,000	21	19,977,778	19,978	94,368	(123,990)	(9,623)
Stock issued for acquisition	-	-	8,750,000	8,750	-	-	8,750
Net (loss) for period ended January 31, 2011	-	-	-	-	-	(1,031,968)	(1,031,968)
Balance, January 31, 2011	21,000	21	28,727,778	28,728	94,368	(1,155,958)	(1,032,841)
Beneficial conversion feature-notes payable	-	-	-	-	101,475	-	101,475
Net loss for period ended October 31, 2011	-	-	-	-	-	(9,519)	(9,519)
Balance, October 31, 2011	21,000	$ 21	28,727,778	$ 28,728	$ 195,843	$ (1,165,477)	$ (940,885)

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
(unaudited)
	Nine Months Ended October 31, 2011	Nine Months Ended October 31, 2010	For the Period from April 20, 2009 (Inception) to October 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (9,519)	$ (265,498)	$ (1,165,477)
Adjustments to reconcile net income (loss) to net cash
provided (used) in operating activities:
Amortization	102,975	9,894	124,742
Impairment loss	24,000	-	437,220
Beneficial conversion feature	(344,549)	59,386	-
Changes in operating assets and liabilities:
Accrued interest receivable	-	(999)	(1,917)
Other current assets	-	3,400	-
Accounts payable and accrued expenses	67,354	120,891	173,526
Accrued salaries	135,000	-	234,194
Accrued interest payable	18,318	12,175	43,011
NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES	(6,421)	(60,751)	(154,701)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of BioCube, Inc.	-	3,287	3,287
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	3,287	3,287
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	100
Due to related party	5,000	58,260	152,880
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,000	58,260	152,980
NET CHANGE IN CASH	(1,421)	796	1,566
CASH - BEGINNING OF THE PERIOD	2,987	3,056	-
CASH - END OF THE PERIOD	$ 1,566	$ 3,852	$ 1,566
Supplemental cash flow information
Cash payments for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and
financing activities:
Acquisition of BioCube, Inc. for common stock	$ -	$ 8,750	$ 8,750
Conversion of accrued interest to notes payable	$ 22,961	$ -	$ 22,961
Conversion of accounts payable to notes payable	$ 22,505	$ -	$ 22,505
Beneficial conversion feature - notes payable	$ 101,475	$ -	$ 101,475
Warrants issued in connection with funding fees – related party	$ 6,750	$ -	$ 6,750

The accompanying footnotes are an integral part of these financial statements.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2011

(Unaudited)

Note 1.  Description of Business

BioCube, Inc. (formerly Alliance Network Communications Holdings, Inc.) (the “Company”) is a development stage company.  The Company was incorporated in Delaware. The Company plans to research, design, manufacture, market and distribute an environmentally safe aerosol-based decontamination system.

On October 12, 2010, the Company acquired all of the issued and outstanding common stock of BioCube, Inc., a Nevada corporation, from its shareholders in exchange for 8,750,000 shares of the common stock of the Company valued at par of $0.001 per share.  As a result of the transaction, BioCube, Inc. became a wholly-owned subsidiary of the Company and the Company then operated through two wholly-owned subsidiaries, Alliance Network Communications, Inc., which was engaged in the business of developing and marketing surge protectors and other electronic products, and BioCube.   On December 20, 2010, the Company filed a Certificate of Ownership with the Delaware Secretary of State under Section 267 of the Delaware General Corporation Law, to merge its two wholly-owned subsidiaries, Alliance Network Communications, Inc. and BioCube, Inc., into it, with the Company as the surviving entity.  As part of the filing, the corporate name was changed to BioCube, Inc., and its stock trading symbol became BICB.

The surge protection business formerly operated by Alliance Network Communications, Inc. was terminated in the quarter ended April 30, 2011 and the Company now is engaged solely in the business of developing and marketing an environmentally safe aerosol based decontamination system.  There were no additional expenses or charges recorded as a result of the termination of the surge protection business.

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

October 31, 2011

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

The condensed balance sheet at October 31, 2011 has been derived from the unaudited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

October 31, 2011

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

As of October 31, 2011 and January 31, 2011, the Company has approximately $1,165,000 and $1,156,000 of net operating loss carry forwards and other taxable temporary differences available to affect future taxable income. The Company has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and other taxable temporary differences as realization of the asset is not assured of $396,000 and $393,000 respectively at October 31, 2011 and January 31, 2011.

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2011

(Unaudited)

Note 2.  Significant Accounting Policies (continued)

New Accounting Pronouncements

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The Company is currently evaluating whether early adoption is necessary.

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2011

(Unaudited)

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

Note 3. Decontamination Unit

In connection with the acquisition of BioCube in October 2010, the Company recorded an intangible asset related to the decontamination unit at its estimated fair value of $27,000. This asset was being amortized over its useful life of nine years on a straight-line basis. As of October 31 and January 31, 2011, the balances were as follows:

	October 31, 2011 (unaudited)	January 31, 2011
Decontamination unit	$ 27,000	$ 27,000
Accumulated Amortization	(27,000)	(1,500)
	$ -	$ 25,500

By letter dated October 14, 2011, the licensor of the decontamination unit technology notified the Company that the license was terminated for non-payment on that date.  An impairment loss of $24,000 was recorded as a result.

Note 4.  Related Party Transactions

Due to Related Parties – current portion includes the following:

	October 31, 2011	January 31, 2011
Notes payable - net of discount(1)	$ 17,000	$ 17,000
Notes payable – BioCube acquisition	11,500	11,500
Financing fees(2)	6,000	6,000
	$ 34,500	$ 34,500

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2011

(Unaudited)

Note 4. Related Party Transactions (continued)

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2011

(Unaudited)

Note 4. Related Party Transactions (continued)

  During the year ended January 31, 2010, the Company borrowed $62,400 under this arrangement and during the nine months ended October 31, 2010 the Company borrowed an additional $29,060. The Company determined the fair value of the debentures at the dates of issuance to be $169,000 which represented the face value of the debentures plus the fair value of the conversion feature of $78,000 (of which $18,000 was recorded in the nine months ended October 31, 2011).

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2011

(Unaudited)

Note 4. Related Party Transactions (continued)

On both June 20, 2011 and September 20, 2011, the Company received $5,000 of additional funding from LeadDog Group which increased the total due to LeadDog Group (non-current) to $176,346 at October 31, 2011. The Company also accrued additional interest to LeadDog Group of $6,807 during the quarter ended October 31, 2011 which increased accrued interest due to LeadDog Group to $20,699 at October 31, 2011. The new debentures have three year terms ending June 20, 2014 and September 20, 2014 and allow the holder to convert all or part of the amount due at closing market price of the common shares at the issue dates, $0.02 and $0.03 per share respectively.

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

None

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

On October 12, 2010, the Company acquired all of the issued and outstanding common stock of BioCube, Inc., a Nevada corporation, from its shareholders in exchange for 8,750,000 shares of the common stock of the Company valued at par of $0.001 per share. As a result of the transaction, BioCube, Inc. became a wholly-owned subsidiary of the Company. The acquisition was closed based upon a Share Acquisition Agreement dated June 24, 2010 between the Company and BioCube, Inc., filed as Exhibit 10 to the Current Report for the Company filed on Form 8-K on October12, 2010.

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

BioCube will focus on the following target markets:

-- Healthcare (hospital, nursing homes)

-- Travel (airplanes, cruise ships, mobile homes)

-- Mold remediation

-- Schools

-- Animal farming

-- Agriculture

On October 14, 2011, we were notified that the license arrangement for the technology underlying the decontamination unit had been terminated for non-payment, a result which has disrupted our business plan. While we are in discussions with the licensor to reinstate the license, there is no assurance that we will be able to do so.  As a result of the termination, we recorded an impairment loss of $24,000, representing the remaining unamortized acquisition cost for the technology license.

BioCube believes that its decontamination technology holds significant promise as a long-term solution to a global problem. BioCube's objective is to help create an effective technology that will allow for rapid, inexpensive and environmentally safe remediation of buildings that have been contaminated by a biological agent, thus allowing a speedy return to a state of normalcy.

Results of Operations

Three and nine months ended October 31, 2011 and 2010

During the quarters ended October 31, 2011 and 2010, the Company had no revenues as its activities principally involved its formation, negotiation of the merger, and planning for the execution of its business plan.  Expenses incurred in the three months ended October 31, 2011 were consulting expense of $15,000, officer salaries of $45,000, general and administrative of $2,843, impairment loss of $24,000, and net interest expense of $6,807, resulting in a net loss of $93,650 compared to October 31, 2010 expenses relating to consulting expenses of $11,935, professional fees of $6,600, officer salaries of $35,806, general and administrative of $16,722, finance costs of  $7,528 and interest expense, net of $4,885, resulting in a net loss of $83,476.

During the nine months ended October 31, 2011, which differed primarily as the focus shifted toward implementing the business plan relating to the decontamination technology, the Company incurred expenses relating to professional fees of $45,000, professional fees of $22,400, officer salaries of $135,000 general and administrative of $7,873, finance cost of $101,475, and net interest expense of $18,320.  Offsetting these expenses was income relating to the derivative liability which at January 31, 2011 was $344,549 and upon the February 1, 2011 amendment of the convertible notes payable to a fixed exercise price, the liability ceased to exist and was taken to income.  During the quarter ended October 31, 2011, the Company recognized net loss of $93,650 compared to October 31, 2010 expenses relating to consulting fees of $75,000, professional fees of $29,600, officer salaries of $45,000 general and administrative of $33,449, finance cost of $70,821, and net interest expense of $11,628.

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

As of October 31, 2011, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2011, because of the material weakness described below.

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

Changes in Internal Control over Financial Reporting

During the three and nine months ended October 31, 2011 there were no changes in our system of internal controls over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None during the quarter ended October 31, 2011.

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

BIOCUBE, INC.

Date: December 20, 2011	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chief Executive and Financial Officer