Form 10-K
period 2012-01-31
BioCube, INC.
filed 2012-04-30
CIK 1374135

______________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________________________________________

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 31, 2012
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

            Yes  ☐ No  ☑

The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed fiscal year was $291,810.

There were 29,180,953 shares of voting common stock with a par value of $0.001 outstanding at April 30, 2012.

BIOCUBE, INC.

FORM 10-K

INDEX

i

BIOCUBE, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED JANUARY 31, 2012

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

The forward-looking statements included in this annual report represent our estimates as of the date of this annual report. We specifically disclaim any obligation to update these forward-looking statements in the future. Some of the statements in this annual report constitute forward-looking statements, which relate to future events or our future performance or financial condition. Such forward-looking statements contained in this annual report involve risks and uncertainties.

We use words such as anticipates, believes, expects, future, intends and similar expressions to identify forward-looking statements. Our actual results could differ materially from those projected in the forward-looking statements for any reason. We caution you that forward-looking statements of this type are subject to uncertainties and risks, many of which cannot be predicted or quantified.

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K, as well as the risk factors included in this Form 10-K under Item 1A.

ITEM 1: BUSINESS

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

The commercial success of any products that we develop will depend upon acceptance of these products by the business community as safe, useful and cost-effective. While we believe the benefits of our prospective products will be able to be demonstrated, there can be no assurance that the benefits will be considered sufficient by the business community to enable any such products to gain market acceptance.

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

Our manufacture and sale of environmentally safe decontamination systems  may expose us to significant risk of product liability claims. We intend to obtain product liability insurance but such coverage may be inadequate to protect us from any liabilities we may incur, or we may not be able to maintain adequate product liability insurance at acceptable rates. If a product liability claim or series of claims were brought against us for uninsured liabilities or for amounts in excess of insurance coverage, and it is ultimately determined that we are liable, our business could suffer. In addition, we could experience some material design or manufacturing failure, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of our products. A recall of any of our products could also result in increased product liability claims.

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

We will be relying heavily on the expertise, experience and the services of our senior management and sales personnel once engaged. The loss, or any inability to attract or retain key individuals, could materially adversely affect us. We will seek to compensate and motivate our executives, as well as other employees and independent contractors, through competitive salaries, commissions and bonus plans, but there can be no assurance that these programs will allow us to retain key employees and contractors or hire or attract new key employees and contractors. As a result, if we are not able to engage key personnel or once retained were to leave or cease to be available or our ability to utilize their skills, contacts and other resources impeded, we could face substantial difficulty in finding qualified successors and could experience a loss in productivity while any such successors obtain the necessary training and experience

  The decontamination markets are extremely competitive.

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

ITEM 4. REMOVED AND RESERVED

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the ‘‘Over the Counter Bulletin Board’’ trades under the symbol ‘‘BICB’’.  The market for our common stock has often been sporadic, volatile and limited.

The following table sets forth the high and low sale price of the common stock on a quarterly basis, as reported by Over the Counter Bulletin Board from February 1, 2010 through January 31, 2012.

					Fiscal 2012		Fiscal 2011
					High	Low	High	Low

First Quarter	$0.12	$.02	$0.17	$.04

Second Quarter	.11	.02	.20	.04

Third Quarter	.03	.01	.17	.04

Fourth Quarter	.03	.01	.11	.02

The per share closing sales price of the common stock as reported by the Over the Counter Bulletin Board on April 30, 2012, was $.01.   As of this date there were approximately 85 holders of record of common stock and 28,727,778 shares of common stock outstanding. We have not paid dividends on our common stock outstanding in the past. There are no contractual or legal restrictions that limit our ability to pay dividends in the future; however, there are no expectations that we will pay dividends in the near future.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting companies

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION AND CERTAIN CAUTIONARY STATEMENTS

The following discussion includes certain forward-looking statements within the meaning of the safe harbor protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as “believe,” “expect,” “should,” “intend,”  “may,” “anticipate,” “likely,” “contingent,” “could,” “may,” or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, generate increased market awareness of, and demand for, our current products, realize profitability and positive cash flow, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements.

Factors within and beyond our control that could cause or contribute to such differences include, among others, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain relationship with strategic companies, our cash preservation and cost containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-K and in “Item 1 - Our Business”.

Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the United States Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that are likely to affect our business.

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

The financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since the Company ‘s formation in April 2009, the Company has not begun its efforts to produce and market contamination products and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of additional potential business combinations.

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

Please see Note 2 to the financial statements for significant accounting policies.

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

Results of Operations

From inception (April 20, 2009) to January 31, 2012

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

Year ended January 31, 2012 compared to year ended January 31, 2011.

For the year ended January 31, 2012, we had an operating loss of $305,350 compared to an operating loss of $570,374 for the year ended January 31, 2011. The decrease in operating loss from 2010 to 2011 is primarily due to a $311,304 goodwill impairment charge in 2010. We had a total loss for the year ended January 31, 2012 of $91,548 compared to $1,031,968 for the year ended January 31, 2011.  The significant decrease in total net loss is in direct relation to goodwill impairment charge in 2010 and $344,549 gain on debt conversion features as a result of debt charges in 2011.

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

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOCUBE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

CONTENTS

Page(s)

Report of Independent Registered Certified Public Accounting Firm	15

Consolidated Balance Sheets - As of January 31, 2012 and 2011	16

Consolidated Statements of Operations	17
For the years ended January 31, 2012 and 2011
and the period from April 20, 2009 (inception)
through January 31, 2012

Consolidated Statement of Stockholders’ Equity (Deficit)	18
For the years ended January 31, 2012 and 2011
and the period from April 20, 2009 (inception)
through January 31, 2012

Consolidated Statements of Cash Flows	19
For the years ended January 31, 2012 and 2011
and the period from April 20, 2009 (inception)
through January 31, 2012

Notes to Consolidated Financial Statements	20

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of  BioCube, Inc.

We have audited the accompanying balance sheets of BioCube, Inc. (a development stage company) formerly known as Alliance Network Communications Holdings, Inc. as of January 31, 2012 and 2011 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (April 20, 2009) through January 31, 2012. BioCube’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCube, Inc. as of January 31, 2012, and the results of its operations and its cash flows for the years then ended and for the period from inception (April 20, 2009) through January 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring operating losses and has working capital and stockholders’ deficits which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

April 30, 2012

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	January 31, 2012	January 31, 2011

Assets
Current Assets
Cash	$ 1,419	$ 2,987
Total Current Assets	1,419	2,987
Other Assets
Decontamination system, net of amortization $0 and $1,500	-	25,500
Total Other Assets	-	25,500

Total Assets	$ 1,419	$ 28,487
Liabilities & Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 97,582	$ 162,670
Due to related party - current	34,500	34,500
Accrued interest payable-related party	11,279	8,559
Accrued salaries	543,387	363,387
Total Current Liabilities	686,748	569,116

Due to related party - non-current	152,554	475,429
Notes payable - non-current	137,600	-
Accrued interest payable - non-current	18,641	16,783
Total Liabilities	995,543	1,061,328

Stockholders' Equity (Deficit)
Preferred stock - A - $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common Stock, $0.001 par value, 300,000,000 authorized , 29,180,953
and 28,727,778 shares issued and outstanding at January 31, 2012 and January 31, 2011	29,181	28,728
Additional paid in capital	224,182	94,368
Deficit accumulated during the development stage	(1,247,508)	(1,155,958)
Total Stockholders' Equity (Deficit)	(994,124)	(1,032,841)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,419	$ 28,487

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year Ended January 31, 2012	For the Year Ended January 31, 2011	For the Period from April 20, 2009 (Inception) to January 31, 2012
Revenues	$ -	$ -	$ -

General & Administrative
Consulting	60,000	90,000	150,000
Professional fees	30,600	36,000	66,600
Officer salaries	180,000	90,000	270,000
Impairment loss	24,000	311,304	335,304
General and administrative	10,750	43,070	147,883

Total Expenses	305,350	570,374	969,787

Loss from operations	(305,350)	(570,374)	(969,787)

Other income (expense)
Finance cost	(101,475)	(13,325)	(123,010)
Impairment loss	-	(101,916)	(101,916)
Gain (loss) on conversion feature liability	344,549	(323,749)	-
Interest, net	(29,274)	(22,604)	(52,795)

Loss before income taxes	(91,550)	(1,031,968)	(1,247,508)

Income taxes	-	-	-

Net loss	$ (91,550)	$ (1,031,968)	$ (1,247,508)

Net loss per common share (basic and diluted)	$ (0.00)	$ (0.04)
Weighted average number of shares outstanding during the period - basic and diluted	28,727,778	24,868,189

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 20, 2009) to January 31, 2012
	Preferred Stock		Common Stock		Paid In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balances at April 20, 2009	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued to founders for cash	-	-	1,000,000	100	-	-	100
Effect of recapitalization-reverse acquisition	21,000	21	18,977,778	19,878	80,101	-	100,000
Issuance of warrants in connection with financing-related party	-	-	-	-	7,517	-	7,517
Financing cost-related party	-	-	-	-	6,750	-	6,750
Net (loss) for period ended January 31, 2010	-	-	-	-	-	(123,990)	(123,990)
Balance, January 31, 2010	21,000	21	19,977,778	19,978	94,368	(123,990)	(9,623)
Stock issued for acquisition	-	-	8,750,000	8,750	-	-	8,750
Net (loss) for period ended January 31, 2011	-	-	-	-	-	(1,031,968)	(1,031,968)
Balance, January 31, 2011	21,000	21	28,727,778	28,728	94,368	(1,155,958)	(1,032,841)
Beneficial conversion feature-notes payable	-	-	-	-	101,475	-	101,475
Expenses paid by shareholder	-	-	-	-	5,000	-	5,000
Conversion of notes payable, related party	-	-	453,175	453	23,339	-	23,792
Net (loss) for period ended January 31, 2012	-	-	-	-	-	(91,550)	(91,550)
Balance, January 31, 2012	21,000	$ 21	29,180,953	$ 29,181	$ 224,182	$ (1,247,508)	$ (994,124)

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	For the Year Ended January 31, 2012	For the Year Ended January 31, 2011	For the Period from April 20, 2009 (Inception) to January 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (91,550)	$ (1,031,968)	$ (1,247,508)
Adjustments to reconcile net loss to net cash
used in operating activities:
Amortization	102,975	10,644	124,742
Impairment loss	24,000	413,220	437,220
(Gain) loss on conversion feature liability	(344,549)	329,203	-
Expenses paid by shareholder	5,000	-	5,000
Changes in operating assets and liabilities:
Accrued interest receivable	-	(1,000)	(1,917)
Other current assets	-	3,400	-
Accounts payable and accrued expenses	85,017	89,375	196,189
Accrued salaries	180,000	99,193	279,194
Accrued interest payable	27,539	17,697	52,232
NET CASH USED IN OPERATING ACTIVITIES	(11,568)	(70,236)	(154,848)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of BioCube, Inc.	-	3,287	3,287
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	3,287	3,287
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	100
Due to related party	10,000	66,880	152,880
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	10,000	66,880	152,980
NET CHANGE IN CASH	(1,568)	(69)	1,419
CASH - BEGINNING OF THE PERIOD	2,987	3,056	-
CASH - END OF THE PERIOD	$ 1,419	$ 2,987	$ 1,419
Supplemental cash flow information
Cash payments for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of BioCube, Inc. for common stock	$ -	$ 8,750	$ 8,750
Conversion of accrued interest to notes payable	$ 22,961	$ -	$ 22,961
Conversion of accounts payable to notes payable	$ 160,105	$ -	$ 160,105
Beneficial conversion feature - notes payable	$ 101,475	$ -	$ 101,475
Warrants issued in connection with funding fees – related party	$ -	$ -	$ 6,750
Conversion of notes payable, related party to common stock	$ 23,792	$ -	$ 23,792

The accompanying footnotes are an integral part of these financial statements.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2012

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

Cash	$ 3,287
Decontamination system	27,000
Goodwill	311,304
Accounts Payable	(56,498)
Accrued interest	(649)
Due to related parties-current	(1,500)
Notes payable	(10,000)
Accrued salaries	(264,194)
$ 8,750

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2012

Note 2.  Significant Accounting Policies (continued)

Going Concern

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

Goodwill

The Company recorded goodwill as the excess of the consideration paid over the estimated fair values of the assets acquired and liabilities assumed in a business combination. The goodwill is not amortized, but is subject to an annual impairment test in accordance with FASB ASC Topic 350-20. The two step test first determines whether the carrying amount of the reporting unit exceeds the fair value of the reporting unit. If so, the next step is to measure the impairment loss as the difference between the implied fair value of the goodwill and the carrying amount of the reporting unit, at January 31, 2011, the Company determined its carrying amount in goodwill was not recoverable and recorded an impairment loss of $311,304 during the year ended January 31, 2011.

Impairment of Long-Lived Assets

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The assets are subject to impairment consideration under ASC 360-10-35-17 if events or circumstances indicate that their carrying amounts might not be recoverable. The Company performed impairment analyses using rules of ASC 930-360-35, Asset Impairment, and 360-10-15-3 through 15-5, Impairment or Disposal of Long-Lived Assets and has determined the license asset  related to the decontamination unit was impaired due to termination of the license for non-payment to licensor and recorded a $24,000 charge to impairment loss on the accompanying statement of operation for the year ended January 31, 2012. The Company also determined that a promissory note issued during the initial reverse merger was fully impaired and recorded a charge of $101,916 in other expense on the accompanying statement of operation for the year ended January 31, 2011.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2012

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

As of January 31, 2012 and 2011, the Company has approximately $1,422,000 and $1,332,000 of net operating loss carry forwards and other taxable temporary differences available to affect future taxable income. The Company has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and other taxable temporary differences of $404,000 and $452,000 respectively at January 31, 2012 and 2011as realization of the asset is not assured.

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2012

Note 2.  Significant Accounting Policies (continued)

Reclassifications

Certain prior period amounts were reclassified to conform to the current period classifications.

New Accounting Pronouncements

In September 2011, the FASB issued an amendment to Topic 350, Intangibles—Goodwill and Other, which simplifies how entities test goodwill for impairment. Previous guidance under Topic 350 required an entity to test goodwill for impairment using a two-step process on at least an annual basis. First, the fair value of a reporting unit was calculated and compared to its carrying amount, including goodwill. Second, if the fair value of a reporting unit was less than its carrying amount, the amount of impairment loss, if any, was required to be measured. Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads the entity to determine that it is more likely than not that its fair value is less than its carrying amount. If after assessing the totality of events or circumstances, an entity determines that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is unnecessary. If the entity concludes otherwise, then it is required to test goodwill for impairment under the two-step process as described under paragraphs 350-20-35-4 and 350-20-35-9 under Topic 350. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. The new pronouncement will not impact the Company’s current financial statements.

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2012

Note 2.  Significant Accounting Policies (continued)

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

Note 3. Decontamination Unit

In connection with the acquisition of BioCube in October 2010, the Company recorded an intangible asset related to the decontamination unit at its estimated fair value of $27,000. This asset was being amortized over its useful life of nine years on a straight-line basis. As of January 31, 2012 and 2011, the balances were as follows:

	January 31, 2012	January 31, 2011
Decontamination unit	$ -	$ 27,000
Accumulated Amortization	-	(1,500)
	$ -	$ 25,500

By letter dated October 14, 2011, the licensor of the decontamination unit technology notified the Company that the license was terminated for non-payment on that date.  An impairment loss of $24,000 was recorded as a result.

Note 4.  Related Party Transactions

Due to Related Parties – current portion includes the following:

	January 31, 2012	January 31, 2011
Notes payable - net of discount(1)	$ 17,000	$ 17,000
Notes payable – BioCube acquisition	11,500	11,500
Financing fees(2)	6,000	6,000
	$ 34,500	$ 34,500

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2012

Note 4. Related Party Transactions (continued)

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

During the years ended January 31, 2011 and 2010, the Company borrowed $66,880 and $64,000, respectively, under this agreement, for a total borrowed of $130,880. As of January 31, 2011, the fair value of the liability, including a conversion feature liability of $344,549 was recorded on the accompanying balance sheet at $475,429.

Effective June 1, 2011, the Company and the LeadDog group agreed to restate and consolidate all of the outstanding debentures notes and interest accrued to that date into a Consolidated and Amended Debenture.  The previous debentures which were re-paid and replaced with the Consolidated and Amended Debenture were as follows:

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2012

Note 4. Related Party Transactions (continued)

DATE	PRINCIPAL	ACCRUED INTEREST	TOTAL PRINCIPAL AND INTEREST
11/16/2009	$ 12,000	$ 2,925	$ 14,925
11/20/2009	10,000	2,206	12,206
1/4/2010	10,000	1,964	11,964
1/7/2010	5,000	976	5,976
1/15/2010	7,000	1,345	8,345
2/1/2010	5,000	928	5,928
2/4/2010	1,860	343	2,203
2/23/2010	6,000	1,063	7,063
3/8/2010	6,200	1,068	7,268
3/22/2010	5,000	834	5,834
4/19/2010	5,000	781	5,781
5/5/2010	12,000	1,777	13,777
5/12/2010	2,200	326	2,526
5/19/2010	5,000	723	5,723
6/4/2010	5,000	692	5,692
6/15/2010	5,000	671	5,671
12/16/2010	3,500	224	3,724
1/24/2011	5,120	251	5,371
5/16/2011	12,500	77	12,577
	$ 123,380	$ 19,174	$ 142,554

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

Accordingly, the Company recorded a gain on the previous conversion liability of $344,549 as the terms of convertibility changed to a fixed price. A debt discount in the amount of $101,475 was recorded and amortized fully to finance cost during the year ended January 31, 2012.

On both June 20, 2011 and September 20, 2011, the Company received $5,000 of additional funding from LeadDog Group which increased the total due to LeadDog Group (non-current) to $152,554 at January 31, 2012. The Company also accrued additional interest to LeadDog Group of $6,807 during the quarter ended October 31, 2011 which increased accrued interest due to LeadDog Group to $20,699 at January 31, 2012. The new debentures have three year terms ending June 20, 2014 and September 20, 2014 and allow the holder to convert all or part of the amount due at closing market price of the common shares at the issue dates, $0.02 and $0.03 per share respectively. No conversion liability or debt discount was recorded on new debt as features were not in the money on issuance.

On October 1, 2011, the Company converted $137,600 of accounts payable due to CF Consulting, LLC into a five percent (5%) convertible note. This note allows the holder to convert all or part of the amount due at closing market price of the common shares at the issue date ($0.02 per share). No conversion liability or debt discount was recorded on new debt as features were not in the money on issuance.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2012

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

Note 6.  Subsequent Events

On March 1, 2012, the Company replaced the $137,600 convertible note to CF Consulting, LLC into a five percent (5%) convertible note for $140,463 representing the original principal plus accrued interest through February 29, 2012. This note was then assigned to Crystal Falls Investment, LLC on March 1, 2012 for $140,463.

On February 17, 2012, LeadDog Capital, LP consolidated all of the debts due from the Company into a fourteen percent (14%) convertible note for $204,601.

On March 9, 2012, LeadDog Capital, LP sold the $204,601 convertible note to Crystal Falls for $206,170 representing the original principal plus accrued interest through March 8, 2012.

As previously reported on the form 8-K dated April 12, 2012, the Company transferred and conveyed all of the operating assets relating to the development and marketing of an environmentally safe aerosol based decontamination system, together with certain related operating liabilities, to BioCube, Inc., a Nevada corporation, in exchange for shares of common stock of BioCube Nevada, as a result of which BioCube Nevada will become a wholly-owned subsidiary of the Company.

The Company then transferred and conveyed all of the stock of BioCube Nevada to Élan Health Services, Inc., an unrelated Nevada corporation, in exchange for 28,727,778 shares of Allezoe Medical Holdings, Inc., a publicly traded (ALZM) Delaware corporation held by Élan Health services, Inc. pursuant to an Acquisition Agreement dated December 19, 2011. Common shares of ALZM closed on December 16, 2011 at $0.012 per share, resulting in an indicated value for the acquisition of $344,733.

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

As of January 31, 2012, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2012, because of the material weakness described below.

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

The Chief Executive and Financial Officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2012. In performing its assessment of the effectiveness of our internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

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

Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2012, based on the criteria in Internal Control-Integrated Framework issued by COSO. Control deficiencies that constituted material weaknesses, are described below.

Material Weaknesses

Lack of Effective Policies Regarding the General Accounting System. We do not have any documented processes for the input, accumulation, or testing of financial data that would provide assurance that all transactions are accurately and timely recorded or that the financial reports will be prepared on a periodic basis.

Lack of Effective Control over Financial Statement Disclosure. We do not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements.

Management, including our CEO and contract CFO, has determined that the financial resources and personnel needed to address the material weaknesses identified or conduct a more robust evaluation of its controls would be overly costly and burdensome and is currently not warranted. As the Company grows and resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter ended January 31, 2012.

ITEM 9 B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors, executive officers and key executives of our operating groups during fiscal year ended January 31, 2012 are as follows:

Name	Age	Position with Company
Boris Rubizhevsky	61	Director, Chairman and Chief Executive Officer
Jan E. Chason	65	Former Chief Financial Officer
Winston (“Buzz”) Willis	64	Former Director
Paul Lisak	65	Former Director

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation paid or accrued during each of the last two fiscal years to our Chief Executive Officers for each of those years and any officer who earned in excess of $100,000 during the year ended January 31, 2012.

Name and Principal Position	Year	Salary $	Option/ Warrant Awards $ (1)	All Other Compensation $	Total $

Boris Rubishevsky	2012	180,000	-0-	180,000	180,000
Chief Executive Officer	2011	90,000	-0-	90,000	180,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table is based on 28,727,778 shares of Common Stock issued and outstanding on January 31, 2012 plus 1,470,000 equivalent voting rights applicable to issued and outstanding 21,000 shares of Series A Preferred and sets forth based upon our knowledge of securities issued by us, certain information regarding the ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our voting power; (ii) each executive officer; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to such shares of common stock. The address of each of the stockholders listed below except as noted is c/o BioCube, Inc., 1365 N. Courtenay Parkway, Suite A, Merritt Island, FL 32953.

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

The aggregate fees billed by Moss, Krusick in fiscal 2012 and 2011for these various services were:

Type of Fees	2012	2011
Audit fees	$ 30,600	$ 13,000
Audit-Related fees
Tax Fees
Total	$ 30,600	$ 13,000

In the above table, in accordance with the SEC’s rules, “audit fees” are fees that we paid to Moss, Krusick for the audit of our annual financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs. “Audit-related fees” are merger and acquisition due diligence services. “Tax fees” are fees for tax compliance.

PART IV

ITEM 15. EXHIBITS

(a)   Exhibits

Exhibit Number	Description
31.1	Certification by Chief Executive and Financial Officer pursuant to Sarbanes-Oxley Section 302.

32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)    Incorporated by reference from the Company’s Definitive Information Statement filed July 30, 2009

(2)    Incorporated by reference from the Company's Current Report on Form 8-K filed August 27, 2009

(3)    Incorporated herein by reference from the Company’s Current Report on Form 8-K filed July 19, 2December 20, 2010.August 23, 2007.

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

BIOCUBE, INC.

Dated April 30, 2012	By:	/s/ Boris Rubizhevsky
Boris Rubizhevsky