Form 10-Q
period 2012-04-30
BioCube, INC.
filed 2012-06-15
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

Yes ☑    No ☐

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).

Yes ☑    No ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes ☐   No ☑

As of June 14, 2012, there were 32,091,630 Common Shares, $.001 par value per share, outstanding.

TABLE OF CONTENTS

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	April 30, 2012 (unaudited)	January 31, 2012

Assets
Current Assets
Cash	$ 1,251	$ 1,419
Total Current Assets	1,251	1,419

Total Assets	$ 1,251	$ 1,419
Liabilities & Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 129,628	$ 97,582
Due to related party - current	34,500	34,500
Accrued interest payable-related party	11,959	11,279
Accrued salaries	543,387	543,387
Total Current Liabilities	719,474	686,748

Due to related party - non-current	152,554	152,554
Notes payable - non-current	129,526	137,600
Accrued interest payable - non-current	23,281	18,641
Total Liabilities	1,024,835	995,543

Stockholders' Equity (Deficit)
Preferred stock - A - $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common Stock, $0.001 par value, 300,000,000 authorized 32,091,630
and 29,180,953 shares issued and outstanding at April 30, 2012 and January 31, 2012	32,092	29,181
Additional paid in capital	237,208	224,182
Deficit accumulated during the development stage	(1,292,905)	(1,247,508)
Total Stockholders' Equity (Deficit)	(1,023,584)	(994,124)

Total Liabilities and Stockholders' Equity (Deficit)	$ 1,251	$ 1,419

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	For the Period from April 20, 2009 (Inception) to April 30, 2012

Revenues	$ -	$ -	$ -

General & Administrative
Consulting	30,000	15,000	180,000
Professional fees	7,046	-	73,646
Officer salaries	-	45,000	270,000
Impairment loss	-	-	335,304
General and administrative	168	2,516	148,051

Total Expenses	37,214	62,516	1,007,001

Loss from operations	(37,214)	(62,516)	(1,007,001)

Other income (expense)
Finance cost	-	(8,456)	(123,010)
Gain (loss) on conversion feature liability	-	344,549	(101,916)
Interest, net	(8,183)	(5,229)	(60,978)

Income (loss) before income taxes	(45,397)	268,348	(1,292,905)

Income taxes	-	-	-

Net income (loss)	$ (45,397)	$ 268,348	$ (1,292,905)

Net loss per common share (basic and diluted)	$ (0.00)	$ 0.01

Weighted average number of shares outstanding during the period - basic and diluted	29,422,248	28,727,778

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 20, 2009) to April 30,2012
	Preferred Stock		Common Stock		Paid In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balances at April 20, 2009	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued to founders for cash	-	-	1,000,000	100	-	-	100
Effect of recapitalization-reverse acquisition	21,000	21	18,977,778	19,878	80,101	-	100,000
Issuance of warrants in connection with financing-related party	-	-	-	-	7,517	-	7,517
Financing cost-related party	-	-	-	-	6,750	-	6,750
Net (loss) for period ended January 31, 2010	-	-	-	-	-	(123,990)	(123,990)
Balance, January 31, 2010	21,000	21	19,977,778	19,978	94,368	(123,990)	(9,623)
Stock issued for acquisition	-	-	8,750,000	8,750	-	-	8,750
Net (loss) for period ended January 31, 2011	-	-	-	-	-	(1,031,968)	(1,031,968)
Balance, January 31, 2011	21,000	21	28,727,778	28,728	94,368	(1,155,958)	(1,032,841)
Beneficial conversion feature-notes payable	-	-	-	-	101,475	-	101,475
Expenses paid by shareholder	-	-	-	-	5,000	-	5,000
Conversion of notes payable , related party	-	-	453,175	453	23,339	-	23,792
Net (loss) for period ended January 31, 2012	-	-	-	-	-	(91,550)	(91,550)
Balance, January 31, 2012	21,000	21	29,180,953	29,181	224,182	(1,247,508)	(994,124)
Conversion of notes payable , related party	-	-	2,910,677	2,911	13,026	-	15,937
Net (loss) for period ended April 30, 2012	-	-	-	-	-	(45,397)	(45,397)
Balance, April 30, 2012 (unaudited)	21,000	$ 21	32,091,630	$ 32,092	$ 237,208	$ (1,292,905)	$ (1,023,584)

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	For the Period from April 20, 2009 (Inception) to April 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (45,397)	$ 268,348	$ (1,292,905)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Amortization	-	9,206	124,742
Impairment loss	-	-	437,220
(Gain) loss on conversion feature liability	-	(344,549)	-
Expenses paid by shareholder	5,000	-	10,000
Changes in operating assets and liabilities:
Accrued interest receivable	-	-	(1,917)
Other current assets	-	-	-
Accounts payable and accrued expenses	32,046	16,652	228,235
Accrued salaries	-	45,000	279,194
Accrued interest payable	8,183	5,229	60,415
NET CASH USED IN OPERATING ACTIVITIES	(168)	(114)	(155,016)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of BioCube, Inc.	-	-	3,287
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	3,287
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	100
Due to related party	-	-	152,880
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	152,980
NET CHANGE IN CASH	(168)	(114)	1,251
CASH - BEGINNING OF THE PERIOD	1,419	2,987	-
CASH - END OF THE PERIOD	$ 1,251	$ 2,873	$ 1,251
Supplemental cash flow information
Cash payments for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and
financing activities:
Acquisition of BioCube, Inc. for common stock	$ -	$ -	$ 8,750
Conversion of accrued interest to notes payable	$ 2,863	$ 16,784	$ 25,824
Conversion of accounts payable to notes payable	$ -	$ -	$ 160,105
Beneficial conversion feature - notes payable	$ -	$ 101,475	$ 101,475
Warrants issued in connection with funding fees – related party	$ -	$ -	$ 6,750
Conversion of notes payable, related party to common stock	$ 15,937	$ -	$ 39,729

The accompanying footnotes are an integral part of these financial statements.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2012

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

 Note 2.  Significant Accounting Policies

Basis of Preparation

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since its formation, BioCube has been a development stage company and has not begun its efforts to produce and market electrical surge protection devices or the aerosol based decontamination system, and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and initiating its business plan.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2012

 (Unaudited)

Note 2.  Significant Accounting Policies (continued)

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

The balance sheet at April 30, 2012 has been derived from the unaudited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim financial statements should be read in conjunction with the Company ' s audited financial statements and notes for the year ended January 31, 2012 filed with the Securities and Exchange Commission on Form 10-K on April 30, 2012.

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2012

 (Unaudited)

Note 2.  Significant Accounting Policies (continued)

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

As of April 30, 2012 and January 31, 2012, the Company has approximately $1,467,000 and $1,422,000 of net operating loss carry forwards and other taxable temporary differences available to affect future taxable income. The Company has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and other taxable temporary differences as realization of the asset is not assured of $499,000 and $483,000 respectively at April 30, 2012 and January 31, 2012.

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

New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-5, Presentation of Comprehensive Income, was effective for the current quarter, but the guidance, which required companies to present net income and comprehensive income in one continuous statement or two consecutive statements, had no impact on the Company’s financial statements.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2012

 (Unaudited)

Note 2.  Significant Accounting Policies (continued)

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

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

By letter dated October 14, 2011, the licensor of the decontamination unit technology notified the Company that the license was terminated for non-payment on that date.  An impairment loss of $24,000 was recorded as a result. Amortization for the quarter ended April 30, 2011 was $750.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2012

 (Unaudited)

Note 4.  Related Party Transactions

Due to Related Parties – current portion includes the following:

	April 30, 2012	January 31, 2012
Notes payable - net of discount(1)	$ 17,000	$ 17,000
Notes payable – BioCube acquisition	11,500	11,500
Financing fees(2)	6,000	6,000
	$ 34,500	$ 34,500

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2012

 (Unaudited)

Note 4. Related Party Transactions (continued)

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

April 30, 2012

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

As of April 30, 2012 and January 31, 2012, total related party amounts owed aggregated $222,294 and $216,974.

Note 5. Notes Payable

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

On March 1, 2012, the Company replaced the $137,600 convertible note to CF Consulting, LLC with a five percent (5%) convertible note for $140,463 representing the original principal plus accrued interest of $2,863 through February 29, 2012. $90,000 of this new note balance was then assigned to Lotus Capital Investments, LLC and the remaining balance of $50,463 was assigned to Crystal Falls Investments, LLC.

On April 6, 2012, the Company issued 1,456,132 common shares to Crystal Falls Investments, LLC on conversion of  $8,737 in loan principal. As of April 30, 2012, the remaining loan balance due to Crystal Falls was $41,726.

On April 25, 2012, the Company issued 1,454,545 common shares to Lotus Capital Investments, LLC on conversion of  $7,200 in loan principal. As of April 30, 2012, the remaining loan balance due to Lotus was $82,800.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2012

 (Unaudited)

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

Note 7.  Subsequent Events

On December 19, 2011, Registrant’s Board of Directors approved a series of agreements which will result in the reorganization of Registrant, the change of its business direction and a change in control.  The original agreements were modified and amended on April 12, 2012. All of the agreements and the transactions contemplated will be submitted for shareholder and regulatory approval to the extent required and will close as soon as all of the required approvals and compliance matters have been satisfied.  The agreements approved were as follows:

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2012

 (Unaudited)

Note 7.  Subsequent Events (continued)

1.

Registrant will transfer and convey all of the operating assets relating to the development and marketing of an environmentally safe aerosol based decontamination system, together with certain related operating liabilities, to BioCube Nevada, Inc. (“BioCube Nevada”), a Nevada corporation, in exchange for shares of common stock of BioCube Nevada, as a result of which BioCube Nevada will become a wholly-owned subsidiary of Registrant.

2.

Registrant will then transfer and convey all of the stock of BioCube Nevada to Élan Health Services, Inc., an unrelated Nevada corporation, in exchange for 28,727,778 shares of Allezoe Medical Holdings, Inc., a publicly traded (ALZM) Delaware corporation held by Élan Health services, Inc. pursuant to an Acquisition Agreement dated December 19, 2011. Common shares of ALZM closed on December 16, 2011 at $0.012 per share, resulting in an indicated value for the acquisition of $344,733.

These transactions are expected to close on or before July 31, 2012. Subsequently, the Registrant will own approximately 10% of the issued and outstanding shares of ALZM which it intends to hold as an investment.

On April 12, 2012, Registrant entered into an Acquisition Agreement with Élan Energy & Water, Inc., a Florida corporation, to acquire all of the outstanding stock of a Delaware corporation (the “Acquisition Corp.) formed for the purpose of acquiring the vehicle distribution assets of a company that has been in the automotive distribution business in the U.S. since 1997.

Under the terms of the Acquisition Agreement, Registrant will acquire Acquisition Corp. as a wholly-owned subsidiary in exchange for 65 million shares of Registrant’s common stock and 3 million shares of convertible voting preferred stock which is convertible at any time after one year from closing into common stock of Registrant equal to 51 percent of the resulting common stock then issued and outstanding, and carries the voting power equal to 51 percent of the total voting power of all classes of stock outstanding.  The terms of the new preferred stock, designated as the Series B Convertible Preferred Stock, are contained in a Designation of Rights and Preferences for Series A Preferred Stock, to be filed with the Secretary of State of Delaware. Closing of the acquisition of Acquisition Corp. is expected on or before July 31, 2012.

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

Results of Operations

Three months ended April 30, 2012 and 2011

During the quarters ended April 30, 2012 and 2011, the Company had no revenues as its activities principally involved its planning for the execution of its business plan.  Expenses incurred in the three months ended April 30, 2012 were consulting expense of $30,000, general and administrative of $168, professional fees of $7,046, and net interest expense of $8,183, resulting in a net loss of $45,397 compared to April 30, 2011 expenses relating to consulting expenses of $15,000, officer salaries of $45,000, general and administrative of $2,516, finance costs of $8,456, interest expense, net of $5,229, and gain on conversion of $344,549, resulting in net income of $268,348.

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

As of April 30, 2012, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2012, because of the material weakness described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2012, there were no changes in our system of internal controls over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None during the quarter ended April 30, 2012.

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

BIOCUBE, INC.

Date: June 15, 2012	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chief Executive and Financial Officer