Form 10-Q
period 2012-07-31
BioCube, INC.
filed 2012-09-14
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

  Yes ☐   No ☑

As of September 14, 2012, there were 32,091,630 Common Shares, $.001 par value per share, outstanding.

TABLE OF CONTENTS

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	July 31, 2012 (unaudited)	January 31, 2012

Assets
Current Assets
Cash	$ 527	$ 1,419
Total Current Assets	527	1,419

Total Assets	$ 527	$ 1,419
Liabilities & Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 35,508	$ 97,582
Due to related party-current	--	34,500
Convertible notes	406,627	--
Accrued interest payable-related party	--	11,279
Accrued interest payable	13,695	--
Accrued salaries	633,387	543,387
Total Current Liabilities	1,089,217	686,748

Due to related party - non-current	--	152,554
Notes payable - non-current	--	137,600
Accrued interest payable - non-current	--	18,641
Total Long-term Liabilities	--	308,795
Total Liabilities	1,089,217	995,543

Stockholders' Equity (Deficit)
Preferred stock - A - $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common Stock, $0.001 par value, 300,000,000 authorized 32,091,630
and 29,180,953 shares issued and outstanding at July 31, 2012 and January 31, 2012	32,092	29,181
Additional paid in capital	237,208	224,182
Deficit accumulated during the development stage	(1,358,011)	(1,247,508)
Total Stockholders' Equity (Deficit)	(1,088,690)	(994,124)

Total Liabilities and Stockholders' Equity (Deficit)	$ 527	$ 1,419

The accompanying footnotes are an integral part of these financial statements.

	BIOCUBE, INC.
	(A DEVELOPMENT STAGE COMPANY)
	STATEMENTS OF OPERATIONS
	(UNAUDITED)
	Three Months Ended July 31, 2012	Three Months Ended July 31, 2011	Six Months Ended July 31, 2012	Six Months Ended July 31, 2011	For the Period from April 20, 2009 (Inception) to July 31, 2012

Revenues	$ -	$ -	$ -	$ -	$ -

General & Administrative
Consulting	30,000	15,000	60,000	30,000	210,000
Professional fees	9,000	22,400	16,046	22,400	82,646
Officer salaries	45,000	45,000	90,000	90,000	360,000
Impairment loss	-	-	-	-	335,304
General and administrative	560	2,514	728	5,030	148,611

Total Expenses	84,560	84,914	166,774	147,430	1,136,561

Loss from operations	(84,560)	(84,914)	(166,774)	(147,430)	(1,136,561)

Other income (expense)
Finance cost	-	(93,019)	-	(101,475)	(123,010)
Gain (loss) on conversion feature liability	-	-	-	344,549	(101,916)
Gain on extinguishment of debt	76,420	-	76,420	-	76,420
Interest, net	(11,966)	(6,284)	(20,149)	(11,513)	(72,944)

Income (loss) before income taxes	(20,106)	(184,217)	(110,503)	84,131	(1,358,011)

Income taxes	-	-	-	-	-

Net income (loss)	$ (20,106)	$ (184,217)	$ (110,503)	$ 84,131	$ (1,358,011)

Net loss per common share (basic and diluted)	$ (0.00)	$ (0.01)	$ 0.00	$ 0.00

Weighted average number of shares outstanding during the period - basic and diluted	32,091,630	28,727,778	30,901,708	28,727,778

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 20, 2009) to July 31,2012
	Preferred Stock		Common Stock		Paid In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balances at April 20, 2009	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued to founders for cash	-	-	1,000,000	100	-	-	100
Effect of recapitalization-reverse acquisition	21,000	21	18,977,778	19,878	80,101	-	100,000
Issuance of warrants in connection with financing-related party	-	-	-	-	7,517	-	7,517
Financing cost-related party	-	-	-	-	6,750	-	6,750
Net (loss) for period ended January 31, 2010	-	-	-	-	-	(123,990)	(123,990)
Balance, January 31, 2010	21,000	21	19,977,778	19,978	94,368	(123,990)	(9,623)
Stock issued for acquisition	-	-	8,750,000	8,750	-	-	8,750
Net (loss) for period ended January 31, 2011	-	-	-	-	-	(1,031,968)	(1,031,968)
Balance, January 31, 2011	21,000	21	28,727,778	28,728	94,368	(1,155,958)	(1,032,841)
Beneficial conversion feature-notes payable	-	-	-	-	101,475	-	101,475
Expenses paid by shareholder	-	-	-	-	5,000	-	5,000
Conversion of notes payable , related party	-	-	453,175	453	23,339	-	23,792
Net (loss) for period ended January 31, 2012	-	-	-	-	-	(91,550)	(91,550)
Balance, January 31, 2012	21,000	21	29,180,953	29,181	224,182	(1,247,508)	(994,124)
Conversion of notes payable , related party	-	-	2,910,677	2,911	13,026	-	15,937
Net (loss) for period ended July 31, 2012	-	-	-	-	-	(110,503)	(110,503)
Balance, July 31, 2012 (unaudited)	21,000	$ 21	32,091,630	$ 32,092	$ 237,208	$ (1,358,011)	$ (1,088,690)

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	Six Months Ended July 31, 2012	Six Months Ended July 31, 2011	For the Period from April 20, 2009 (Inception) to July 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ (110,503)	$ 84,131	$ (1,358,011)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Amortization	-	102,975	124,742
Impairment loss	-	-	437,220
(Gain) loss on extinguishment of debt	(76,420)	-	(76,420)
(Gain) loss on conversion feature liability	-	(344,549)	-
Expenses paid by shareholder	5,000	-	10,000
Changes in operating assets and liabilities:
Accrued interest receivable	-	-	(1,917)
Other current assets	-	-	-
Accounts payable and accrued expenses	10,883	55,705	205,342
Accrued salaries	90,000	89,999	369,194
Accrued interest payable	20,148	11,511	74,110
NET CASH USED IN OPERATING ACTIVITIES	(60,892)	(228)	(215,740)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of BioCube, Inc.	-	-	3,287
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	3,287
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	-	-	100
Proceeds from notes	60,000	-	212,880
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	212,980
NET CHANGE IN CASH	(892)	(228)	527
CASH - BEGINNING OF THE PERIOD	1,419	2,987	-
CASH - END OF THE PERIOD	$ 527	$ 2,759	$ 527
Supplemental cash flow information
Cash payments for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and
financing activities:
Acquisition of BioCube, Inc. for common stock	$ -	$ -	$ 8,750
Conversion of accrued interest to notes payable	$ 8,451	$ 22,961	$ 31,412
Conversion of accounts payable to notes payable	$ 12,500	$ 17,505	$ 172,605
Conversion of related party notes to Notes payable	$ 187,054	$ -	$ 187,054
Conversion of interest due related party to notes payable	$ 11,959	$ -	$ 11,959
Beneficial conversion feature - notes payable	$ -	$ 101,475	$ 101,475
Warrants issued in connection with funding fees – related party	$ -	$ 6,750	$ 6,750
Conversion of notes payable, related party to common stock	$ 15,937	$ -	$ 39,729

The accompanying footnotes are an integral part of these financial statements.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2012

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

The surge protection business formerly operated by Alliance Network Communications, Inc. was terminated in the quarter ended July 31, 2011 and the Company now is engaged solely in the business of developing and marketing an environmentally safe aerosol based decontamination system.  There were no additional expenses or charges recorded as a result of the termination of the surge protection business.

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

July 31, 2012

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

The balance sheet at July 31, 2012 has been derived from the unaudited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim financial statements should be read in conjunction with the Company' s audited financial statements and notes for the year ended January 31, 2012 filed with the Securities and Exchange Commission on Form 10-K on April 30, 2012.

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

July 31, 2012

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

As of July 31, 2012 and January 31, 2012, the Company has approximately $1,358,000 and $1,248,000 of net operating loss carry forwards and other taxable temporary differences available to affect future taxable income. The Company has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and other taxable temporary differences as realization of the asset is not assured of $462,000 and $424,000 respectively at July 31, 2012 and January 31, 2012.

Utilization of net operating loss carry-forwards arising from our predecessor company are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

 Income (loss) per share

Loss per common share is based upon the weighted average number of common shares outstanding during the periods.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities (options – 21,667; warrants – 457,111; and convertible debentures – $406,627) are anti-dilutive and were potentially convertible into approximately 34 million common shares at July 31, 2012.

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2012

 (Unaudited)

Note 2.  Significant Accounting Policies (continued)

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

July 31, 2012

 (Unaudited)

Note 3. Decontamination Unit

In connection with the acquisition of BioCube in October 2010, the Company recorded an intangible asset related to the decontamination unit at its estimated fair value of $27,000. This asset was being amortized over its useful life of nine years on a straight-line basis.

By letter dated October 14, 2011, the licensor of the decontamination unit technology notified the Company that the license was terminated for non-payment on that date.  An impairment loss of $24,000 was recorded as a result. Amortization for the quarter ended July 31, 2011 was $750.

Note 4.  Related Party Transactions

Due to Related Parties – current portion includes the following:

	July 31, 2012	January 31, 2012
Notes payable - net of discount(1)	$ -	$ 17,000
Notes payable – BioCube acquisition	-	11,500
Financing fees(2)	-	6,000
	$ -	$ 34,500

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

(2)LeadDog Capital Markets LLC, the general partner of LeadDog Capital LP, was due a fee for due diligence related to the convertible debenture arrangement discussed below.  The total fee was $10,000 and would have been owed based on a formula related to the amount of the borrowings incurred.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2012

 (Unaudited)

Note 4. Related Party Transactions (continued)

All of the notes payable to Leaddog Capital were consolidated into a single convertible note payable in the amount of $204,601 during the quarter ended July 31, 2012, that consolidated note was sold to an unrelated third party during the current quarter, and the note is now reported as Notes payable-non-current.  The financing fee related to the former related party notes also has been terminated with the sale of the notes.

Previously  Due to Related Party – non-current

Previously Due to Related Parties – non-current consisted of borrowings under a convertible debenture arrangement.  In November 2009, the Company entered into an arrangement with LeadDog Capital LP in which the Company may borrow an aggregate of $500,000 with interest payable at 14% per annum three years from the date of any borrowings.  The indebtedness including interest was convertible into common stock at the lesser of $.10 or 75% of the lowest closing bid price during the 15 day period prior to the conversion date but in no event can the conversion price be less than $0.005 The Company accounted for the borrowings under this arrangement in accordance with ASC 480 - “Distinguishing Liabilities from Equity”, as the conversion feature embedded in the debentures could result in the principal being converted to a variable number of the Company's common shares.   The fair value of the conversion feature is calculated at the time of issuance and the Company records a conversion liability for the calculated value. The conversion liability is revalued at the end of each reporting period which results in a gain or loss for the change in fair value.

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2012

 (Unaudited)

Note 4. Related Party Transactions (continued)

The new Debenture was for a three year term ending June 1, 2014 and allowed the holder to convert all or part of the amount due at $0.03 per share, which was the closing market price of the common shares at June 1, 2011.  In addition, the Company agreed to issue a warrant to the holder to purchase 1,500,000 shares of common stock for a three year period at $0.03 per share.  The warrant was issued as of September 2, 2011.

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

On February 17, 2012, LeadDog Capital, LP consolidated all of the debts due from the Company into a fourteen percent (14%) convertible note for $204,601 due February 1, 2013.

On March 9, 2012, LeadDog Capital, LP sold the $204,601 convertible note to Crystal Falls Investments, LLC, an unrelated party, for $206,170 representing the original principal plus accrued interest through March 8, 2012.  During the quarter ended July 31, 2012, Crystal Falls transferred $20,000 of the principal of the note to Lotus Capital Investments, an unrelated party.  Interest of $6,514 was accrued on the Crystal Falls note during the quarter ended July 31, 2012 and total interest on the note accrued at July 31, 2012 was $8,083.    Interest on the portion of the note sold to Lotus Capital accrued at July 31, 2012 was $706.

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

On March 1, 2012, the Company replaced the $137,600 convertible note to CF Consulting, LLC with a five percent (5%) convertible note for $140,463 due March 1, 2013 representing the original principal plus accrued interest of $2,863 through February 29, 2012. $90,000 of this new note balance was then assigned to Lotus Capital Investments, LLC and the remaining balance of $50,463 was assigned to Crystal Falls Investments, LLC.

On April 6, 2012, the Company issued 1,456,132 common shares to Crystal Falls Investments, LLC on conversion of $8,737 in loan principal. There were no conversions of this note during the quarter ended July 31, 2012. As of July 31, 2012, the remaining loan balance due to Crystal Falls on this note was $41,726 and interest of $629 was accrued on this note as of July 31, 2012

On April 25, 2012, the Company issued 1,454,545 common shares to Lotus Capital Investments, LLC on conversion of $7,200 in loan principal. There were no conversions of this note during the quarter ended July 31, 2012. As of July 31, 2012, the remaining loan balance due to Lotus was $82,800 and interest of $1,248 was accrued on this note as of July 31, 2012.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

July 31, 2012

 (Unaudited)

Note 5. Notes Payable (continued)

During the quarter ended July 31, 2012, Crystal Falls Investments also advanced a total of $12,500 to the Company as working capital.  Three promissory notes, in the amounts of $5,000, $5,000 and $2,500 were issued to Crystal Falls for these advances.  Each note is due April 30, 2013 and bears interest at 8 percent. Interest of $1,001, $96 and $42, respectively, was accrued on these three notes at July 31, 2012

On April 23 2012, the Company borrowed a total of $32,500 from Asher Enterprises and issued its convertible note due January 25, 2013 at 8 percent interest, convertible after 6 months into common stock at a discount of 45 percent to the three day average trading price of the stock.  Interest of $705 was accrued on this note as of July 31, 2012. A second, identical note was issued on June 11, 2012 for an additional $32,500, due March 7, 2013.  Interest of $356 was accrued on this note as of July 31, 2012.

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

July 31, 2012

 (Unaudited)

Note 7.  Subsequent Events

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

On December 19, 2011, the Company’s Board of Directors approved a series of agreements which will result in the reorganization of the Company, the change of its business direction and a change in control.  The original agreements were modified and amended on April 12, 2012. All of the agreements and the transactions contemplated will be submitted for shareholder and regulatory approval to the extent required and will close as soon as all of the required approvals and compliance matters have been satisfied.  The agreements approved were as follows:

1.

The Company would transfer and convey all of the operating assets relating to the development and marketing of an environmentally safe aerosol based decontamination system, together with certain related operating liabilities, to BioCube Nevada, Inc. (“BioCube Nevada”), a Nevada corporation, in exchange for shares of common stock of BioCube Nevada, as a result of which BioCube Nevada will become a wholly-owned subsidiary of the Company.

2.

The Company would then transfer and convey all of the stock of BioCube Nevada to Élan Health Services, Inc., an unrelated Nevada corporation, in exchange for 28,727,778 shares of Allezoe Medical Holdings, Inc., a publicly traded (ALZM) Delaware corporation held by Élan Health services, Inc. pursuant to an Acquisition Agreement dated December 19, 2011.

These transactions were expected to close on or before July 31, 2012. The transactions have not been closed and have now been abandoned.

On April 12, 2012, the Company agreed to acquire the outstanding stock of a Delaware corporation (the “Acquisition Corp.) formed for the purpose of acquiring the vehicle distribution assets of a company that has been in the automotive distribution business in the U.S. since 1997. That transaction did not close and has been abandoned.

On September 6, 2012, announced the expansion of its business model, to be followed by a corporate name change to GreenSync Solutions.  As part of the new business model, the Company also has agreed to acquire the domain name and website www.greensync.co.in and related assets Under the updated business plan, BioCube will offer the following to its partner companies:

•

Assistance in financing and commercialization of “green” technologies

•

Management and technology expertise specific to “green” industries

•

Infrastructure offering legal, administrative and accounting services

•

Access to technology and product integration options with other companies under the BioCube umbrella

•

Business planning and board development

•

Domestic and international licensing

•

Mergers and acquisitions of related companies and technologies

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

OVERVIEW

Corporate Background - Reverse Merger - Acquisition

BioCube, Inc. (formerly Alliance Network Communications Holdings, Inc.) (the “Company”) is a development stage company. The Company was incorporated in Delaware. The Company plans to research, design, manufacture, market and distribute an environmentally safe aerosol based decontamination system. Its prior business of developing and marketing surge protectors and other electrical devices was abandoned in the quarter ended July 31, 2011.  There were no related costs associated with the abandonment of that business.

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

Results of Operations

Three months ended July 31, 2012 and 2011

During the quarters ended July 31, 2012 and 2011, the Company had no revenues as its activities principally involved its planning for the execution of its business plan.  Expenses incurred in the three months ended July 31, 2012 were consulting expense of $30,000, general and administrative of $560, professional fees of $9,000, officers’ salaries of $45,000, and net interest expense of $11,966 and gain on extinguishment of debt of $76,420, resulting in a net loss of $20,106 compared to July 31, 2011 expenses relating to consulting expenses of $15,000, officer salaries of $45,000, general and administrative of $2,514, professional fees of $22,400, finance costs of $93,019, and interest expense, net of $6,284, resulting in a net loss of $184,217.

Six months ended July 31, 2012 and 2011

During the six months ended July 31, 2012 and 2011, the Company had no revenues as its activities principally involved its planning for the execution of its business plan.  Expenses incurred in the three months ended July 31, 2012 were consulting expense of $60,000, officers’ salaries of $90,000, general and administrative of $728, professional fees of $16,046, net interest expense of $20,149, and gain on extinguishment of debt of $76,420, resulting in a net loss of $110,503 compared to July 31, 2011 expenses relating to consulting expenses of $30,000, officer salaries of $90,000, professional fees of $22,400. general and administrative of $5,030, finance costs of $101,475, interest expense, net of $11,513, and gain on conversion of $344,549, resulting in net income of $84,131.

Liquidity and Capital Resources

During the quarter and six months ended July 31, 2012, we received additional convertible note financing of $77,500, of which $17,500 was paid directly to creditors on our behalf.

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

As of July 31, 2012, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2012, because of the material weakness described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the three months ended July 31, 2012, there were no changes in our system of internal controls over financial reporting.

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

    None during the quarter ended July 31, 2012.

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

BIOCUBE, INC.

Date: September 14, 2012	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chief Executive and Financial Officer