Form 10-Q
period 2012-10-31
BioCube, INC.
filed 2012-12-21
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 333-137920

BIOCUBE, INC.
(Exact name of Company as specified in its charter)

Delaware	20-3547389
(State or other jurisdiction of incorporation or organization) 1365 N. Courtenay Parkway, Suite A Merritt Island, FL 32953 (Address of Company’s principal executive offices)	(I.R.S. Employer Identification No.) (Zip Code)

(201) 750-2001
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

  Yes ☐   No ☑

As of December 17, 2012, there were 35,141,544 Common Shares, $.001 par value per share, outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Balance Sheets at October 31, 2012 (unaudited) and January 31, 2012	1

	Statements of Operations for the three and nine months ended October 31, 2012 and 2011 and from inception (April 20, 2009) to October 31, 2012 (unaudited)	2

	Statement of Stockholders’ Equity (Deficit) from inception (April 20, 2009) to October 31, 2012 (unaudited)	3

	Statements of Cash Flows for the nine months ended October 31, 2012 and 2011, and from inception (April 20, 2009) to October 31, 2012 (unaudited)	4

	Notes to Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Removed and Reserved	21

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		22

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	October 31, 2012 (unaudited)	January 31, 2012
Assets
Current Assets
Cash	$ 153	$ 1,419
Deferred loan costs, net of accumulated amortization of $3,043 and $0, respectively	1,957	-
Total Current Assets	2,110	1,419

Total Assets	$ 2,110	$ 1,419
Liabilities & Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 72,608	$ 97,582
Due to related party - current	-	34,500
Convertible notes payable-current, net of debt discount of $58,334 and $0, respectively	105,966	-
Accrued interest payable-related party	-	11,279
Accrued interest payable	7,410	-
Accrued salaries	678,387	543,387
Derivative liability	275,713	-
Total Current Liabilities	1,140,084	686,748

Due to related party - non-current	-	152,554
Convertible notes payable-non-current, net of debt discount of $39,659 and $0, respectively	206,668	137,600
Accrued interest payable - non-current	16,638	18,641
Total Liabilities	1,363,390	995,543

Stockholders' Equity (Deficit)
Preferred stock - A - $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common Stock, $0.001 par value, 300,000,000 authorized, 32,091,630 and 29,180,953
shares issued and outstanding at October 31, 2012 and January 31, 2012	32,092	29,181
Additional paid in capital	338,587	224,182
Deficit accumulated during the development stage	(1,731,980)	(1,247,508)
Total Stockholders' Equity (Deficit)	(1,361,280)	(994,124)

Total Liabilities and Stockholders' Equity (Deficit)	$ 2,110	$ 1,419

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011	For the Period from April 20, 2009 (Inception) to October 31, 2012

Revenues	$ -	$ -	$ -	$ -	$ -

General & Administrative
Consulting	30,000	15,000	90,000	45,000	240,000
Professional fees	-	-	16,046	22,400	82,646
Officer salaries	45,000	45,000	135,000	135,000	405,000
Impairment loss	-	24,000	-	24,000	335,304
General and administrative	9,517	2,843	10,245	7,873	158,128

Total Expenses	84,517	86,843	251,291	234,273	1,221,078

Loss from operations	(84,517)	(86,843)	(251,291)	(234,273)	(1,221,078)

Other income (expense)
Finance cost	-	-	-	(101,475)	(123,010)
Gain (loss) on conversion feature liability	-	-	-	344,549	(101,916)
Gain on extinguishment of debt	-	-	76,420	-	76,420
Gain (loss) on derivatives	(184,130)	-	(184,130)	-	(184,130)
Interest, net	(105,322)	(6,807)	(125,471)	(18,320)	(178,266)
Income (loss) before income taxes	(373,969)	(93,650)	(484,472)	(9,519)	(1,731,980)
Income taxes	-	-	-	-	-
Net income (loss)	$ (373,969)	$ (93,650)	$ (484,472)	$ (9,519)	$ (1,731,980)
Net loss per common share (basic and diluted)	$ (0.01)	$ (0.00)	$ (0.02)	$ (0.00)
Weighted average number of shares outstanding during the period - basic and diluted	32,091,630	28,727,778	30,901,708	28,727,778

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 20, 2009) to October 31,2012 (Unaudited)
	Preferred Stock		Common Stock		Paid In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balances at April 20, 2009	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued to founders for cash	-	-	1,000,000	100	-	-	100
Effect of recapitalization-reverse acquisition	21,000	21	18,977,778	19,878	80,101	-	100,000
Issuance of warrants in connection with financing-related party	-	-	-	-	7,517	-	7,517
Financing cost-related party	-	-	-	-	6,750	-	6,750
Net (loss) for period ended January 31, 2010	-	-	-	-	-	(123,990)	(123,990)
Balance, January 31, 2010	21,000	21	19,977,778	19,978	94,368	(123,990)	(9,623)
Stock issued for acquisition	-	-	8,750,000	8,750	-	-	8,750
Net (loss) for period ended January 31, 2011	-	-	-	-	-	(1,031,968)	(1,031,968)
Balance, January 31, 2011	21,000	21	28,727,778	28,728	94,368	(1,155,958)	(1,032,841)
Beneficial conversion feature-notes payable	-	-	-	-	101,475	-	101,475
Expenses paid by shareholder	-	-	-	-	5,000	-	5,000
Conversion of notes payable , related party	-	-	453,175	453	23,339	-	23,792
Net (loss) for period ended January 31, 2012	-	-	-	-	-	(91,550)	(91,550)
Balance, January 31, 2012	21,000	21	29,180,953	29,181	224,182	(1,247,508)	(994,124)
Conversion of notes payable , related party	-	-	2,910,677	2,911	13,026	-	15,937
Issuance of notes payable with beneficial conversion features	-	-	-	-	70,462	-	70,462
Settlement of derivative liabilities on conversion of notes payable	-	-	-	-	30,917	-	30,917
Net (loss) for period ended October 31, 2012	-	-	-	-	-	(484,472)	(484,472)
Balance, October 31, 2012 (unaudited)	21,000	$ 21	32,091,630	$ 32,092	$338,587	$ (1,731,980)	$ (1,361,280)

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
	Nine Months Ended October 31, 2012	Nine Months Ended October 31, 2011	For the Period from April 20, 2009 (Inception) to October 31, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$ (484,472)	$ (9,519)	$ (1,731,980)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization	98,012	102,975	222,754
Impairment loss	-	24,000	437,220
(Gain) loss on extinguishment of debt	(76,420)	-	(76,420)
(Gain) loss on conversion feature liability	-	(344,549)	-
(Gain) loss on derivatives	184,130	-	184,130
Expenses paid by shareholder	-	-	5,000
Changes in operating assets and liabilities:
Accrued interest receivable	-	-	(1,917)
Accounts payable and accrued expenses	50,253	67,354	246,442
Accrued salaries	135,000	135,000	414,194
Accrued interest payable	32,231	18,318	84,463
NET CASH USED IN OPERATING ACTIVITIES	(61,266)	(6,421)	(216,114)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of BioCube, Inc.	-	-	3,287
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	3,287
CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	-	5,000	-
Issuance of common stock	-	-	100
Proceeds from notes	60,000	-	212,880
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,000	5,000	212,980
NET CHANGE IN CASH	(1,266)	(1,421)	153
CASH - BEGINNING OF THE PERIOD	1,419	2,987	-
CASH - END OF THE PERIOD	$ 153	$ 1,566	$ 153
Supplemental cash flow information
Cash payments for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and
financing activities:
Acquisition of BioCube, Inc. for common stock	$ -	$ -	$ 8,750
Conversion of accrued interest to notes payable	$ 8,451	$ 22,961	$ 31,412
Conversion of accounts payable to notes payable	$ 16,500	$ 22,505	$ 180,605
Conversion of related party notes to Notes payable	$ 187,054	$ -	$ 187,054
Conversion of interest due related party to notes payable	$ 11,959	$ -	$ 11,959
Beneficial conversion feature - notes payable	$ 70,462	$ 101,475	$ 191,937
Warrants issued in connection with funding fees – related party	$ -	$ 6,750	$ 6,750
Conversion of notes payable, related party to common stock	$ 15,937	$ -	$ 39,729
Conversion of notes payable, long-term to current	$ 90,000	$ -	$ 90,000
Reclassification of derivative liability to APIC	$ 30,917	$ -	$ 30,917
Debt discount on notes payable from derivative liability	$ 122,500	$ -	$ 122,500

The accompanying footnotes are an integral part of these financial statements.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2012

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

The surge protection business formerly operated by Alliance Network Communications, Inc. was terminated in the quarter ended October 31, 2011 and the Company now is engaged solely in the business of developing and marketing an environmentally safe aerosol based decontamination system.  There were no additional expenses or charges recorded as a result of the termination of the surge protection business.

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

October 31, 2012

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

The balance sheet at October 31, 2012 has been derived from the unaudited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

October 31, 2012

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

As of October 31, 2012 and January 31, 2012, the Company has approximately $1,732,000 and $1,248,000 of net operating loss carry forwards and other taxable temporary differences available to affect future taxable income. The Company has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and other taxable temporary differences as realization of the asset is not assured of $588,000 and $424,000 respectively at October 31, 2012 and January 31, 2012.

Utilization of net operating loss carry-forwards arising from our predecessor company are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

 Income (loss) per share

Loss per common share is based upon the weighted average number of common shares outstanding during the periods.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities are anti-dilutive.

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

October 31, 2012

 (Unaudited)

Note 2.  Significant Accounting Policies (continued)

New Accounting Pronouncements

Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2011-5, Presentation of Comprehensive Income, was effective for the current year, but the guidance, which required companies to present net income and comprehensive income in one continuous statement or two consecutive statements, had no impact on the Company’s financial statements.

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Fair Value Measurements

All financial instruments, including derivatives, are to be recognized on the balance sheet initially at fair value. Subsequent measurement of all financial assets and liabilities except those held-for-trading and available for sale are measured at amortized cost determined using the effective interest rate method. Held-for-trading financial assets are measured at fair value with changes in fair value recognized in earnings. Available-for-sale financial assets are measured at fair value with changes in fair value recognized in comprehensive income and reclassified to earnings when derecognized or impaired.

The carrying amounts of the Company’s other short-term financial instruments, including accounts payable and accrued liabilities, approximate fair value due to the relatively short period to maturity for these instruments. The Company does not utilize financial derivatives or other contracts to manage commodity price risks. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The fair value of the Company's financial assets and liabilities reflects the Company's estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company's assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2012

 (Unaudited)

Fair Value Measurements (continued)

Level 1 - Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 - Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies.

Level 3 - Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Derivatives

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company uses a Binomial pricing model to estimate the fair value of convertible debt conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the consolidated statement of operation. Inputs into the Binomial pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Note 3. Decontamination Unit

In connection with the acquisition of BioCube in October 2010, the Company recorded an intangible asset related to the decontamination unit at its estimated fair value of $27,000. This asset was being amortized over its useful life of nine years on a straight-line basis.

By letter dated October 14, 2011, the licensor of the decontamination unit technology notified the Company that the license was terminated for non-payment on that date.  An impairment loss of $24,000 was recorded as a result. Amortization for the quarter ended October 31, 2011 was $750.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2012

 (Unaudited)

Note 4.  Related Party Transactions

Due to Related Parties – current portion includes the following:

	October 31, 2012	January 31, 2012
Notes payable - net of discount(1)	$ -	$ 17,000
Notes payable – BioCube acquisition	-	11,500
Financing fees(2)	-	6,000
	$ -	$ 34,500

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

All of the notes payable to Leaddog Capital were consolidated into a single convertible note payable in the amount of $204,601 during the quarter ended April 30, 2012, that consolidated note was sold to Crystal Falls Investments, LLC, an unrelated third party during the current quarter, and the note is now reported as Notes payable-non-current.  The financing fee related to the former notes also has been terminated with the sale of the notes.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2012

 (Unaudited)

Note 4. Related Party Transactions (continued)

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

Effective June 1, 2011, the Company and the LeadDog group agreed to restate and consolidate all of the outstanding debentures notes and interest accrued to that date, a total of $ 142,554, into a Consolidated Debenture. The new Debenture was for a three year term ending June 1, 2014 and allowed the holder to convert all or part of the amount due at $0.03 per share, which was the closing market price of the common shares at June 1, 2011.  In addition, the Company agreed to issue a warrant to the holder to purchase 1,500,000 shares of common stock for a three year period at $0.03 per share.  The warrant was issued as of September 2, 2011.  Accordingly, the Company recorded a gain on the previous conversion liability of $344,549 as the terms of convertibility changed to a fixed price. A debt discount in the amount of $101,475 was recorded and amortized fully to finance cost during the year ended January 31, 2012.

On both June 20, 2011 and September 20, 2011, the Company received $5,000 of additional funding from LeadDog Group which increased the total due to LeadDog Group (non-current) to $152,554 at January 31, 2012. The Company also accrued additional interest to LeadDog Group of $6,807 during the quarter ended October 31, 2011 which increased accrued interest due to LeadDog Group to $20,699 at January 31, 2012. The new debentures have three year terms ending June 20, 2014 and September 20, 2014 and allow the holder to convert all or part of the amount due at closing market price of the common shares at the issue dates, $0.02 and $0.03 per share respectively. No conversion liability or debt discount was recorded on new debt as the conversion features were not in the money on issuance.

On February 17, 2012, LeadDog Capital, LP consolidated all of the debts due from the Company into a fourteen percent (14%) convertible note for $204,601 due February 1, 2013.

On March 9, 2012, LeadDog Capital, LP sold the $204,601 convertible note to Crystal Falls Investments, LLC, an unrelated party, for $206,170 representing the original principal plus accrued interest through March 8, 2012.  During the quarter ended October 31, 2012, Crystal Falls transferred $20,000 of the principal of the note to Lotus Capital Investments, an unrelated party.  Interest of $6,514 was accrued on the Crystal Falls note during the quarter ended October 31, 2012 and total interest on the note accrued at October 31, 2012 was $14,597.    Interest on the portion of the note sold to Lotus Capital accrued at October 31, 2012 was $1,412

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2012

 (Unaudited)

Note 5. Notes Payable

The following details the significant terms and balances of notes payable, net of debt discounts:

October 31, 2012 (unaudited)	January 31,2012

Asher Enterprises:

On April 23, 2012, the Company issued its promissory note in the amount of $32,500 to an unrelated third party for additional working capital.  The note is due January 25, 2013 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after 180 days, at the election of the Holder, at 55 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As of October 31, 2012, a derivative liability associated with the note totaled $86,641 and accrued interest was $1,361. The carrying amount of the debt discount was $28,814 and $0, respectively.

$ 3,686	$ -

On June 11, 2012, the Company issued its promissory note in the amount of $32,500 to an unrelated third party for additional working capital.  The note is due March 7, 2013 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after 180 days, at the election of the Holder, at 55 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As of October 31, 2012, no derivative liability or debt discount has been recorded as instrument is not yet convertible. Interest of $1,012 was accrued on this note as of October 31, 2012.

32,500	-

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2012

 (Unaudited)

Note 5. Notes Payable (continued)

October 31, 2012 (unaudited)	January 31, 2012

Crystal Falls Investments:

On March 9, 2012, one of the Company’s related parties sold its $204,601 convertible note to an unrelated party for $206,170, representing the original principal plus accrued interest through March 8, 2012. The original effective issuance date of the promissory note was February 17, 2012. During the nine months ended October 31, 2012, the unrelated party transferred $20,000 of the principal of the note to another unrelated party.  The note is due February 17, 2015 and carries interest at 14 percent per annum, payable at maturity.  The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.007 per share.  Interest of $14,597 was accrued on this note as of October 31, 2012.

184,601	-

On October 1, 2011, the Company converted $137,600 of accounts payable due to CF Consulting, LLC into a 5% convertible note. On March 1, 2012, the Company replaced the $137,600 convertible note to CF Consulting, LLC with a 5% convertible note for $140,463 due March 1, 2013, representing the original principal plus accrued interest of $2,863 through February 29, 2012. $90,000 of this new note balance was then assigned to an unrelated party and the remaining balance of $50,463 was assigned to another unrelated party. The note balance of $50,463 is due December 1, 2013 and carries interest at 5 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.006 per share. The Company converted $8,737 of this note into 1,456,132 shares during the nine months ended October 31, 2012, leaving $41,726 as the remaining loan balance. The carrying amount of the debt discount was $22,502 and $0, respectively. Interest of $629 was accrued on this note as of October 31, 2012.

19,224	137,600

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2012

 (Unaudited)

Note 5. Notes Payable (continued)

	October 31, 2012 (unaudited)	Januaryy 31, 2012
During the nine months ended October 31, 2012, the Company issued four (4) promissory notes totaling $16,500 to an unrelated third party for additional working capital advances. The notes are due April 30, 2013 and bear interest at 8 percent per annum, payable at maturity. Interest of $491 was accrued on these notes as of October 31, 2012.	16,500	-

Lotus Capital Investments:

On April 12, 2012, the Company issued its promissory note in the amount of $90,000 to an unrelated third party for additional working capital. The note is due April 12, 2013 and carries interest at 5 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at the lesser of 50 percent of the average of the ten lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert or $0.05 per share. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company converted $7,200 of this note into 1,454,545 shares during the nine months ended October 31, 2012, leaving $82,800 as the remaining loan balance. As of October 31, 2012, a derivative liability associated with the note totaled $189,072 and accrued interest was $2,291. The carrying amount of the debt discount was $29,520 and $0, respectively.

	53,280	-

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2012

 (Unaudited)

Note 5. Notes Payable (continued)

	October 31, 2012 (unaudited)	January 31, 2012
On June 14, 2012, the Company issued its promissory note in the amount of $20,000 (with original issue date of February 15, 2012) to an unrelated third party for additional working capital. The note is due February 15, 2015 and carries interest at 14 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.007 per share. Interest of $1,412 was accrued on this note as of October 31, 2012. The carrying amount of the debt discount was $17,157 and $0, respectively.	2,843	-
Total notes payable	312,634	137,600
Less current portion	(105,966)	-
Long-term notes payable	$ 206,668	$ 137,600

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

October 31, 2012

 (Unaudited)

Note 6  Litigation (continued)

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

Note 7 Derivative Liabilities

The Company has various convertible instruments outstanding more fully described in Note 5. Because the number of shares to be issued upon settlement cannot be determined under these instruments, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be classified as liabilities.

Embedded Derivative Liabilities in Convertible Notes

During the nine months ended October 31, 2012, the Company recognized new derivative liabilities of $373,721 as a result of convertible debt instruments having embedded conversion options. The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $251,221, and was recorded as a loss on derivatives for the three and nine months ended October 31, 2012.

As a result of conversion of notes payable described in Note 5, the Company reclassified $30,917 of derivative liabilities to equity and the change in fair value of derivatives was $67,091.

As of October 31, 2012, the fair value of the Company’s derivative liabilities was $275,713 and $67,091 was recognized as a gain on derivatives due to change in fair value of the liability during the nine months ended October 31, 2012.

The following table summarizes the derivative liabilities included in the consolidated balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at January 31, 2012	$—
ASC 815-15 additions	373,721
Change in fair value	(67,091)
ASC 815-15 deletions	(30,917)
Balance at October 31, 2012	$275,713

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

October 31, 2012

 (Unaudited)

Note 7 Derivative Liabilities  (continued)

Included in Other Income (Expense) on Consolidated Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$67,091
Derivative expense	(251,221)
Balance for three and nine months ended October 31, 2012	$(184,130)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.21% - 0.25%
Expected volatility	100% - 500%
Expected life	9-12 months

Note 8.  Subsequent Events

On   November 2, 2012, Asher Enterprises elected to convert $10,000 in principal of the $32,500 note dated   April 23, 2012 into 1,492,537 common shares at an exercise price of $0.0067 per share.  On December 3, 2012, Asher elected to convert another $9,500 in principal on the same note into 1,557,377 shares of common stock, at an exercise price of $0.0061 per share.  As a result of the conversions, there are 35,141,544 shares of common stock issued and outstanding at December 17, 2012 and a balance of $13,000 in principal due on the note.  The principal balance on the second Asher note dated June 22, 2012 remains at $32,500.

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

OVERVIEW

Corporate Background

BioCube, Inc. (the “Company”) is a development stage company. The Company was incorporated in Delaware. The Company plans to research, design, manufacture, market and distribute an environmentally safe aerosol based decontamination system.

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

Business Plan

We are a development stage company. On September 6, 2012, announced the expansion of its business model, to be followed by a corporate name change to GreenSync Solutions.  As part of the new business model, the Company also has agreed to acquire the domain name and website www.greensync.co.in and related assets Under the updated business plan, BioCube will offer the following to its partner companies:

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

•

Domestic and international licensing

•

Mergers and acquisitions of related companies and technologies

Results of Operations

Three months ended October 31, 2012 and 2011

During the quarters ended October 31, 2012 and 2011, the Company had no revenues as its activities principally involved its planning for the execution of its business plan.  Expenses incurred in the three months ended October 31, 2012 were consulting expense of $30,000, general and administrative of $9,517, officers’ salaries of $45,000, loss on derivatives of $184,130, and net interest expense of $105,322 resulting in a net loss of $373,969 compared to October 31, 2011 expenses relating to consulting expenses of $15,000, officer salaries of $45,000, general and administrative of $2,843, impairment loss of $24,000, and interest expense, net of $6,807, resulting in a net loss of $93,650.

Nine months ended October 31, 2012 and 2011

During the nine months ended October 31, 2012 and 2011, the Company had no revenues as its activities principally involved its planning for the execution of its business plan.  Expenses incurred in the nine months ended October 31, 2012 were consulting expense of $90,000, officers’ salaries of $135,000, general and administrative of $10,245, professional fees of $16,046, loss on derivatives of $184,130, net interest expense of $125,471, and gain on extinguishment of debt of $76,420, resulting in a net loss of $484,472 compared to October 31, 2011 expenses relating to consulting expenses of $45,000, officer salaries of $135,000, professional fees of $22,400, general and administrative of $7,873, impairment loss of $24,000, finance costs of $101,475, interest expense, net of $18,320, and gain on conversion of $344,549, resulting in net loss of $9,519.

Liquidity and Capital Resources

During the nine months ended October 31, 2012, we received additional convertible note financing of $77,500, of which $17,500 was paid directly to creditors on our behalf. In total, we received cash proceeds of $60,000 during the nine months ended October 31, 2012.

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

As of October 31, 2012, the Chief Executive Officer and Chief Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2012, because of the material weakness described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the three months ended October 31, 2012, there were no changes in our system of internal controls over financial reporting.

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

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None during the quarter ended October 31, 2012.

Item 3.      DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.      REMOVED AND RESERVED

Item 5.      OTHER INFORMATION

     On November 1, 2012, the Company converted $663,387 of unpaid salary due to Boris Rubizhevsky, President and CEO, under “Accrued salaries”, into an eight percent (8%) convertible note. This note allows the holder to convert all or part of the amount due at the closing market price of the common shares at the issue date ($0.015 per share). No conversion liability or debt discount was recorded on the convertible note as the conversion price was equal to the market price at the date of issue.

ITEM 6.   EXHIBITS

(a) Exhibits

31	Certification of Chief Executive and Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCUBE, INC.

Date: December 21, 2012	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chief Executive and Financial Officer