Form 10-K
period 2013-01-31
BioCube, INC.
filed 2013-05-16
CIK 1374135

______________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________________________________________

FORM 10-K

(Mark One)
☑ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended January 31, 2013
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___________to ___________

Commission File Number 333-137920

BIOCUBE, INC. (Exact name of registrant as specified in charter)

Delaware		20-3547389
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

10 Blackledge Court Closter, NJ	07624	(201) 750-2001
(Address of principal executive offices)	(Zip Code)	(Telephone No.)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class		Name of each exchange on which registered
Common Stock, par value $0.001 per share		OTC BB

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

 Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant has submitted electronically and posted on our corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files).

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

            Yes  ☐ No  ☑

The aggregate market value of the outstanding common equity of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $706,016.

There were 44,842,758 shares of voting common stock with a par value of $0.001 outstanding at May 10, 2013.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

BIOCUBE, INC.

FORM 10-K

FISCAL YEAR ENDED JANUARY 31, 2013

INDEX

i

BIOCUBE, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED JANUARY 31, 2013

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

ITEM 1: BUSINESS

Corporate Background

BioCube, Inc. (The “Company”) is a development stage company. The Company was incorporated in Delaware. On December 17, 2012, Registrant entered into an agreement with Li-Ion Technologies Limited, a Russian limited liability company(“Liotech”) with its principal office located in Moscow and production facilities located in Novosibirsk, Russia, granting BioCube the right to market and distribute batteries in the North American market utilizing the Liotech proprietary and patented process.  The Company’s prior business of researching, designing, manufacturing, and distributing an environmentally safe aerosol based decontamination system, was abandoned in December 2012.  There were no related costs associated with the abandonment of that business.

Business Plan

  We are a development stage company which plans to develop and market the Liotech batteries in North America.  Liotech is a manufacturer of advanced lithium ion battery for use in conventional power plants, renewable energy systems, industrial uninterruptable power supply devices, network energy storage and other commercial and household energy storage related uses.  Liotech, one of the largest Li-Ion batteries manufacturers in the world with total annual production capacity of 1.4GWh, was created in 2010 to further the development of lithium-ion battery technologies for use as energy storage in conventional and solar or wind power applications, electrical vehicles and uninterrupted power supplies. BioCube will distribute Liotech batteries and battery management systems in North America, initially to companies in the solar and wind power generation markets, followed by marine equipment and electrical vehicles producers.

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

The market for our products is highly competitive and there is no assurance that we will be able to develop a marketable product or that we will be able to compete effectively in this market.

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

Our manufacture and sale of battery systems  may expose us to significant risk of product liability claims. We intend to obtain product liability insurance but such coverage may be inadequate to protect us from any liabilities we may incur, or we may not be able to maintain adequate product liability insurance at acceptable rates. If a product liability claim or series of claims were brought against us for uninsured liabilities or for amounts in excess of insurance coverage, and it is ultimately determined that we are liable, our business could suffer. In addition, we could experience some material design or manufacturing failure, a quality system failure, other safety issues or heightened regulatory scrutiny that would warrant a recall of our products. A recall of any of our products could also result in increased product liability claims.

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

ITEM 4. REMOVED AND RESERVED

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANTS’ COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

  Our common stock is quoted on the OTC Markets (OTCQB) and trades under the symbol ‘‘BICB’’.  The market for our common stock has often been sporadic, volatile and limited.

The following table sets forth the high and low sale price of the common stock on a quarterly basis, as reported by Over the Counter Bulletin Board from February 1, 2011 through January 31, 2013.

					Fiscal 2013			Fiscal 2012
					High	Low	High	Low

First Quarter	$0.022	$0.006	$0.12	$0.02

Second Quarter	0.030	0.015	.011	0.02

Third Quarter	0.027	0.007	0.03	0.01

Fourth Quarter	0.015	0.007	0.03	0.01

The per share closing sales price of the common stock as reported by the OTCQB on May 10, 2013 was $0.0046.  As of that date there were approximately 87 holders of record of common stock and 44,842,758 shares of common stock outstanding. We have not paid dividends on our common stock outstanding in the past. There are no contractual or legal restrictions that limit our ability to pay dividends in the future; however, there are no expectations that we will pay dividends in the near future.

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

The financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since the Company ‘s formation in April 2009, the Company had not begun its efforts to produce and market contamination products or to develop and market batteries, and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of additional potential business combinations.

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

Business Plan

  We are a development stage company which plans to develop and market the Liotech batteries in North America.  Liotech is a manufacturer of advanced lithium ion battery for use in conventional power plants, renewable energy systems, industrial uninterruptable power supply devices, network energy storage and other commercial and household energy storage related uses.  Liotech, one of the largest Li-Ion batteries manufacturers in the world with total annual production capacity of 1.4GWh, was created in 2010 to further the development of lithium-ion battery technologies for use as energy storage in conventional and solar or wind power applications, electrical vehicles and uninterrupted power supplies. BioCube will distribute Liotech batteries and battery management systems in North America, initially to companies in the solar and wind power generation, followed by marine equipment and electrical vehicles producers.

Results of Operations

From inception (April 20, 2009) to January 31, 2013

During these periods the Company had no revenues as its activities principally involved its formation and negotiation of the reverse acquisition and the acquisition of BioCube. Expenses incurred are general and administrative, principally staff costs and consulting and professional fees.  The interest cost relates to notes payable and includes amortization of debt discount and finance costs charges as described below.

Year ended January 31, 2013 compared to year ended January 31, 2012.

For the year ended January 31, 2013, we had an operating loss of $379,170 compared to an operating loss of $305,350 for the year ended January 31, 2012. The increase in operating loss from 2012 to 2013 is primarily due to additional consulting fees during the year ended January 31, 2013. We had a total loss for the year ended January 31, 2013 of $764,495 compared to $91,550 for the year ended January 31, 2012.  The significant increase in total net loss is attributable to interest expense and loss on derivatives associated with convertible debt, offset by a gain on extinguishment of debt totaling $76,419.  In addition, we recognized a gain on beneficial conversion feature liability of $344,549 during the year ended January 31, 2012.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BIOCUBE, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

CONTENTS

Page(s)

Report of Independent Registered Certified Public Accounting Firm	F-1

Balance Sheets - As of January 31, 2013 and 2012	F-2

Statements of Operations	F-3
For the years ended January 31, 2013 and 2012
and the period from April 20, 2009 (inception)
through January 31, 2013

Statement of Stockholders’ Equity (Deficit)	F-4
For the years ended January 31, 2013 and 2012
and the period from April 20, 2009 (inception)
through January 31, 2013

Statements of Cash Flows	F-5
For the years ended January 31, 2013 and 2012
and the period from April 20, 2009 (inception)
through January 31, 2013

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of BioCube, Inc.

We have audited the accompanying balance sheets of BioCube, Inc. (a development stage company) formerly known as Alliance Network Communications Holdings, Inc. as of January 31, 2013 and 2012 and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two year period ended January 31, 2013, and for the period from inception (April 20, 2009) through January 31, 2013. BioCube’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BioCube, Inc. as of January 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2013 and for the period from inception (April 20, 2009) through January 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has suffered recurring operating losses and has working capital and accumulated deficits which raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moss, Krusick & Associates, LLC

Winter Park, Florida

May 16, 2013

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	January 31, 2013	January 31, 2012

Assets
Current Assets
Cash	$ 39	$ 1,419
Deferred loan costs, net of accumulated amortization of $4,710 and $0, respectively	290	-
Total Current Assets	329	1,419

Total Assets	$ 329	$ 1,419
Liabilities & Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 92,651	$ 97,582
Due to related party - current	-	34,500
Convertible notes payable-current, net of debt discount of $170,141 and $0, respectively	839,358	-
Accrued interest payable-related party	-	11,279
Accrued interest payable	27,189	-
Accrued salaries	95,456	543,387
Derivative liability	134,479	-
Total Current Liabilities	1,189,133	686,748

Due to related party - non-current	-	152,554
Convertible notes payable non-current, net of debt discount of $12,433 and $0, respectively	7,567	137,600
Accrued interest payable - non-current	2,117	18,641
Total Liabilities	1,198,817	995,543

Stockholders' Equity (Deficit)
Preferred stock - A - $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common Stock, $0.001 par value, 300,000,000 authorized 50,271,270 and 29,180,953
shares issued and outstanding at January 31, 2013 and January 31, 2012	50,271	29,181
Additional paid in capital	763,223	224,182
Deficit accumulated during the development stage	(2,012,003)	(1,247,508)
Total Stockholders' Equity (Deficit)	(1,198,488)	(994,124)

Total Liabilities and Stockholders' Equity (Deficit)	$ 329	$ 1,419

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
	For the Year Ended January 31, 2013	For the Year Ended January 31, 2012	For the Period from April 20, 2009 (Inception) to January 31, 2013
Revenues	$ -	$ -	$ -

General & Administrative
Consulting	110,000	60,000	260,000
Professional fees	21,046	30,600	87,646
Officer salaries	180,000	180,000	450,000
Impairment loss	-	24,000	335,304
General and administrative	68,124	10,750	216,007

Total Expenses	379,170	305,350	1,348,957

Loss from operations	(379,170)	(305,350)	(1,348,957)

Other income (expense)
Finance cost	-	(101,475)	(123,010)
Gain (loss) on conversion feature liability	-	344,549	(101,916)
Gain on extinguishment of debt	76,419	-	76,419
Gain (loss) on derivatives	(105,605)	-	(105,605)
Interest, net	(356,139)	(29,274)	(408,934)

Loss before income taxes	(764,495)	(91,550)	(2,012,003)

Income taxes	-	-	-
Net loss	$ (764,495)	$ (91,550)	$ (2,012,003)
Net loss per common share (basic and diluted)	$ (0.02)	$ (0.00)
Weighted average number of shares outstanding during the period - basic and diluted	30,901,708	28,727,778

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 20, 2009) to January 31, 2013
	Preferred Stock		Common Stock		Paid In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balances at April 20, 2009	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued to founders for cash	-	-	1,000,000	100	-	-	100
Effect of recapitalization-reverse acquisition	21,000	21	18,977,778	19,878	80,101	-	100,000
Issuance of warrants in connection with financing-related party	-	-	-	-	7,517	-	7,517
Financing cost-related party	-	-	-	-	6,750	-	6,750
Net (loss) for period ended January 31, 2010	-	-	-	-	-	(123,990)	(123,990)
Balance, January 31, 2010	21,000	21	19,977,778	19,978	94,368	(123,990)	(9,623)
Stock issued for acquisition	-	-	8,750,000	8,750	-	-	8,750
Net (loss) for period ended January 31, 2011	-	-	-	-	-	(1,031,968)	(1,031,968)
Balance, January 31, 2011	21,000	21	28,727,778	28,728	94,368	(1,155,958)	(1,032,841)
Beneficial conversion feature-notes payable	-	-	-	-	101,475	-	101,475
Expenses paid by shareholder	-	-	-	-	5,000	-	5,000
Conversion of notes payable , related party	-	-	453,175	453	23,339	-	23,792
Net (loss) for period ended January 31, 2012	-	-	-	-	-	(91,550)	(91,550)
Balance, January 31, 2012	21,000	21	29,180,953	29,181	224,182	(1,247,508)	(994,124)
Conversion of notes payable , related party	-	-	21,090,317	21,090	100,731	-	121,821
Beneficial conversion feature- notes payable	-	-	-	-	312,184	-	312,184
Settlement of derivative liabilities on conversion of notes payable	-	-	-	-	126,126	-	126,126
Net (loss) for period ended January 31, 2013	-	-	-	-	-	(764,495)	(764,495)
Balance, January 31, 2013	21,000	$ 21	50,271,270	$ 50,271	$763,223	$ (2,012,003)	$ (1,198,488)

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
	For the Year Ended January 31, 2013	For the Year Ended January 31, 2012	For the Period from April 20, 2009 (Inception) to January 31, 2013
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss	$ (764,495)	$ (91,550)	$ (2,012,003)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization	289,320	102,975	414,062
Impairment loss	-	24,000	437,220
(Gain) loss on extinguishment of debt	(76,419)	-	(76,419)
(Gain) loss on conversion feature liability	-	(344,549)	-
(Gain) loss on derivatives	105,605	-	105,605
Expenses paid by shareholder	-	5,000	5,000
Changes in operating assets and liabilities:
Accrued interest receivable	-	-	(1,917)
Accounts payable and accrued expenses	76,795	85,017	272,984
Accrued salaries	215,456	180,000	494,650
Accrued interest payable	92,358	27,539	144,590
NET CASH USED IN OPERATING ACTIVITIES	(61,380)	(11,568)	(216,228)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of BioCube, Inc.	-	-	3,287
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	3,287
CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	-	10,000	152,880
Issuance of common stock	-	-	100
Proceeds from notes	60,000	-	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	60,000	10,000	212,980
NET CHANGE IN CASH	(1,380)	(1,568)	39
CASH - BEGINNING OF THE PERIOD	1,419	2,987	-
CASH - END OF THE PERIOD	$ 39	$ 1,419	$ 39
Supplemental cash flow information
Cash payments for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and
financing activities:
Acquisition of BioCube, Inc. for common stock	$ -	$ -	$ 8,750
Conversion of accrued interest to notes payable	$ 63,320	$ 22,961	$ 86,281
Conversion of accounts payable to notes payable	$ 23,000	$ 160,105	$ 183,105
Conversion of related party notes to notes payable	$ 187,054	$ -	$ 187,054
Conversion of interest due related party to notes payable	$ 11,959	$ -	$ 11,959
Beneficial conversion feature - notes payable	$ 312,184	$ 101,475	$ 413,659
Warrants issued in connection with funding fees – related party	$ -	$ -	$ 6,750
Conversion of notes payable, related party to common stock	$ 121,821	$ 23,792	$ 145,613
Conversion of notes payable, long-term to current	$ 117,600	$ -	$ 117,600
Reclassification of derivative liability to APIC	$ 126,126	$ -	$ 126,126
Debt discount on notes payable from derivative liability	$ 155,000	$ -	$ 155,000
Conversion of accrued salary to notes payable	$ 663,387	$ -	$ 663,387

The accompanying footnotes are an integral part of these financial statements.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2013

Note 1.  Description of Business

BioCube, Inc. (formerly Alliance Network Communications Holdings, Inc.) (the “Company”) is a development stage company.  The Company was incorporated in Delaware. The Company plans to market and distribute Li-ion batteries in North America. The aerosol based decontamination system business formerly operated by the Company was terminated in the quarter ended January 31, 2013 and the Company now is engaged solely in the business of developing and marketing Li-ion batteries in North America.  There were no additional expenses or charges recorded as a result of the termination of the surge protection business.

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

Going Concern

The Company may not be able to execute its current business plan and fund business operations long enough to achieve profitability without obtaining financing. The Company's ultimate success depends upon its ability to raise capital. There can be no assurance that funds will be available to the Company when needed from any source or, if available, on terms that are favorable to the Company.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reported period. Changes in the economic environment, financial markets, as well as in the battery industry and any other parameters used in determining these estimates could cause actual results to differ.

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2013

Note 2.  Significant Accounting Policies (continued)

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

As of January 31, 2013 and January 31, 2012, the Company has approximately $2,012,003 and $1,248,000 of net operating loss carry forwards and other taxable temporary differences available to affect future taxable income. The Company has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and other taxable temporary differences as realization of the asset is not assured of $684,081and $424,000 respectively at January 31, 2013 and January 31, 2012.

Utilization of net operating loss carry-forwards arising from our predecessor company are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

 Loss per share

Loss per common share is based upon the weighted average number of common shares outstanding during the periods.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities at January 31, 2013 (options-21,667; warrants-457,111; and convertible debentures-126,046,216) are anti-dilutive.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2013

Note 2.  Significant Accounting Policies (continued)

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2013

Note 2.  Significant Accounting Policies (continued)

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

By letter dated October 14, 2011, the licensor of the decontamination unit technology notified the Company that the license was terminated for non-payment on that date.  As a result, an impairment loss of $24,000 was recorded during the year ended January 31, 2012.

Note 4. Related Party Transactions

Due to Related Parties – current portion includes the following:

	January 31, 2013	January 31, 2012
Notes payable - net of discount(1)	$ -	$ 17,000
Notes payable – BioCube acquisition	-	11,500
Financing fees(2)	-	6,000
	$ -	$ 34,500

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

January 31, 2013

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

In November 2012, the Company agreed with Crystal Falls Investments, LLC to consolidate all existing debt, and accrued interest as of November 14, 2012, into a single convertible promissory note in the principal amount of $292,298, due in May 2013 with interest at 14 percent and convertible into common stock at $0.006 per share.  No beneficial conversion feature has been calculated on this note as the conversion price is below the current trading price.

Also in November, 2012, Crystal Falls assigned $10,714 in principal on the note to each of 6 different parties and replacement notes were issued to each of the parties, on the same terms as the original note.  Subsequently, in January 2013, the six assignees each converted the replacement notes into 1,785,714 shares of common stock; however, four of the six assignees failed to pay the agreed consideration for the note assignments and the assignments have been rescinded as of April 3, 2013.  The shares issued in January 2013 as a result of the conversion of these 4 notes, a total of 7,142,856 common shares, have now been returned for cancellation and are no longer issued and outstanding at May 9, 2013.

Note 5  Convertible Notes

The Company has issued a number of convertible promissory notes to various parties, which allow the holder to convert the notes into common stock of the Company, at a discount to the current market price of the common stock at the time of conversion.  The following details the significant terms of these convertible notes payable, and the balances due at January 31, 2013, net of debt discounts related to the beneficial conversion features of the notes:

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2013

Note 5  Convertible Notes (continued)

Asher Enterprises:

On June 11, 2012, the Company issued its promissory note in the amount of $32,500 to an unrelated third party for additional working capital.  The note is due March 7, 2013 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after 180 days, at the election of the Holder, at 55 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As of January 31, 2013, $7,800 of the note had been converted, a derivative liability associated with the note totaled $20,555, and accrued interest was $1,012. The carrying amount of the debt discount was $12,781 and $0, respectively.

$ 11,919	$ -

Loan to Officer:

On November 1, 2012, the Company converted $663,387 of accrued salaries due to Boris Rubizhevsky into a convertible note. The note is due April 1, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company immediately upon issuance, at the election of the Holder, at $0.015, which is closing market price at issue date. As of January 31, 2013, no amounts had been converted and no conversion liability or debt discount was recorded as features were not in the money upon issuance. As of January 31, 2013, accrued interest was $13,377.

663,387	-

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2013

Note 5  Convertible Notes (continued)

Crystal Falls Investments, LLC

On November 14, 2012, the Company consolidated several notes held by Crystal Falls Investments, LLC into one Consolidated and Amended convertible promissory note totaling $292,298 (of which a total of $64,285 was assigned and transferred to six other parties, with each party subsequently converting their note into 1,785,714 shares of common stock). The remaining note balance of $228,013 is due May 17, 2013 and carries interest at 14 percent per annum, payable at maturity.  The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.006 per share. No amounts had been converted as of January 31, 2013. The carrying amount of the debt discount was $130,827 and $0, respectively. Interest of $8,745 was accrued on this note as of January 31, 2013.

	97,186	137,600
On December 14, 2012, the Company issued a promissory note totaling $4,099 to Crystal Falls Investments for additional working capital advances. The note is due September 14, 2013 and bears interest at 14 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at par value. No amounts had been converted as of January 31, 2013. The carrying amount of the debt discount was $3,381 and $0, respectively. Interest of $75 was accrued on this note as of January 31, 2013.	718	-

Blue Shoes Investments:

On December 14, 2012, the Company issued a promissory note totaling $6,500 to an unrelated third party for additional working capital advances. The note is due December 14, 2013 and bears interest at 14 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at par value. No amounts had been converted as of January 31, 2013. The carrying amount of the debt discount was $5,645 and $0, respectively. Interest of $120 was accrued on this note as of January 31, 2013.	855	-
Other:
On June 14, 2012, the Company issued its promissory note in the amount of $20,000 (with original issue date of February 15, 2012) to an unrelated third party for additional working capital. The note is due February 15, 2015 and carries interest at 14 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.007 per share. Interest of $2,117 was accrued on this note as of January 31, 2013. The carrying amount of the debt discount was $12,433 and $0, respectively.	7,567	-

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2013

Note 5  Convertible Notes (continued)

Lotus Capital Investments:

On April 12, 2012, the Company issued its promissory note in the amount of $90,000 to an unrelated third party for additional working capital. The note is due April 12, 2013 and carries interest at 5 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at the lesser of 50 percent of the average of the ten lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert or $0.05 per share. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company converted $7,200 of this note into 1,454,545 shares during the year ended January 31, 2013, leaving $82,800 as the remaining loan balance. As of January 31, 2013, a derivative liability associated with the note totaled $113,924 and accrued interest was $3,861. The carrying amount of the debt discount was $17,507 and $0, respectively.

	65,293	-
Total debt	846,925	-
Current portion of long-term debt	(839,358)	-
Long-term debt	$ 7,567	$ 137,600

Note 6 Derivative Liabilities

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

Embedded Derivative Liabilities in Convertible Notes

During the year ended January 31, 2013, the Company recognized new derivative liabilities of $415,347 as a result of convertible debt instruments having embedded conversion options. The fair value of these derivative liabilities exceeded the principal balance of the related notes payable by $260,347, and was recorded as a loss on derivatives for the year ended January 31, 2013.

As a result of conversion of notes payable described in Note 5, the Company reclassified $126,126 of derivative liabilities to equity and the change in fair value of derivatives was $154,742.

As of January 31, 2013, the fair value of the Company’s derivative liabilities was $134,479 and $154,742 was recognized as a gain on derivatives due to change in fair value of the liability during the year ended January 31, 2013.

The following table summarizes the derivative liabilities included in the balance sheet:

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2013

Note 6 Derivative Liabilities (continued)

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at January 31, 2012	$—
ASC 815-15 additions	415,347
Change in fair value	(154,742)
ASC 815-15 deletions	(126,126)
Balance at January 31, 2013	$134,479

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$154,742
Derivative expense	(260,347)
Balance year ended January 31, 2013	$(105,605)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.21% - 0.25%
Expected volatility	100% - 500%
Expected life	9-12 months

Note 7  Litigation

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

Except as set forth above, there are no other pending or threatened legal proceedings against the Company and the Company has no claims or other potential matters that could be the subject of legal proceedings by the Company.  Based on the advice of counsel, it is management's opinion that we have made adequate provision for

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

January 31, 2013

Note 7  Litigation (continued)

potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings. In connection with the sale of the Company’s Halcyon Jet subsidiary to the Company’s former Chief Executive Officer the Company was indemnified by the buyer against any liability which may arise from the above litigation.

Note 8  Subsequent Events

On March 27, 2013, Asher Enterprises converted an additional $3,600 in principal on its remaining promissory note into 1,714,286 shares of common stock, leaving a balance due of $21,100.  On April 11, 2013, Asher Enterprises sold the note to Walter D. Whitt, an unaffiliated party.

In April, 2013, Crystal Falls Investments, LLC rescinded the assignment of 4 promissory notes made in November 2012.  As a result, the conversion of the 4 notes into 1,785,714 shares of common stock each in January 2013 also has been rescinded and 7,142,856 common shares have been canceled and returned to the treasury.

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

As of January 31, 2013 our Chief Executive and Financial Officer carried out an assessment, of the effectiveness of the design and operation of our disclosure controls and procedure and concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2013, because of the material weakness described below.

The Chief Executive and Financial Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented and that there were no materials losses, errors, omissions or other matters requiring disclosure or resulting in any loss to the Company.

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

The Chief Executive and Financial Officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2013. In performing its assessment of the effectiveness of our internal control over financial reporting, management applied the criteria described in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (‘‘COSO’’).

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified during management's assessment were from the lack of sufficient resources with SEC, generally accepted accounting principles (GAAP) and tax accounting expertise, and could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to our interim or annual financial statements that would not be prevented or detected. Management does not believe, and has no reason to believe, that any losses or material non-disclosed items resulted from these material weaknesses during the fiscal year ended January 31, 2013.

Because of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2013, based on the criteria in Internal Control-Integrated Framework issued by COSO. Control deficiencies that constituted material weaknesses, are described below.

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

Management, including our CEO and CFO, has determined that the financial resources and personnel needed to address the material weaknesses identified or conduct a more robust evaluation of its controls would be overly costly and burdensome and is currently not warranted. As the Company grows and resources become available, management will develop and implement remedial actions to address the material weaknesses it has identified.

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

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the fourth quarter ended January 31, 2013.

ITEM 9 B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors, executive officers and key executives of our operating groups during fiscal year ended January 31, 2013 are as follows:

Name	Age	Position with Company
Boris Rubizhevsky	62	Director, Chairman and Chief Executive and Financial Officer

BORIS RUBIZHEVSKY has served as a Director of the Company since August 2009. He was a Director of United EcoEnergy Corp. from June 2008 until April 16, 2010, serves as a director of TheraBiogen, Inc. (“TRAB”), and is Chairman, sole director and chief executive officer of EcoReady Corporation (“ECRD”).  Mr. Rubizhevsky founded NexGen Security Corporation, a consulting firm specializing in homeland security, biological and environmental products and technologies. In 1992 Mr. Rubizhevsky co-founded Isonics Corporation a diversified international company in life science, semi-conductor wafer services and homeland security products.  Before founding Isonics, Mr. Rubizhevsky spent more than ten years with General Electric Company in a number of international sales and marketing managerial positions. Mr. Rubizhevsky holds a B.S. degree in engineering from the Stevens Institute of Technology.

Boris Rubizhevsky has over thirty years of business experience ranging from corporate management and mergers and acquisitions, to business development, sales and marketing and has held officer positions in public companies since 1997.  The companies have been as large as $150 million in market value and have grossed up to $30 million in revenue. Boris provides relevant Chief Executive Officer as well as technology experience.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth certain information regarding compensation paid or accrued during each of the last two fiscal years to our Chief Executive Officers for each of those years and any officer who earned in excess of $100,000 during the years ended January 31, 2013 and 2012.

Name and Principal Position	Year	Salary $	Option/ Warrant Awards $ (1)	All Other Compensation $	Total $

Boris Rubizhevsky	2013	180,000	-0-	-0-	180,000
Chief Executive Officer	2012	180,000	-0-	-0-	180,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

The following table is based on 50,271,328 shares of Common Stock issued and outstanding on January 31, 2013 and sets forth based upon our knowledge of securities issued by us, certain information regarding the ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our voting power; (ii) each executive officer; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each of the stockholders named in the table has sole voting and investment power with respect to such shares of common stock. The address of each of the stockholders listed below except as noted is c/o BioCube, Inc., 10 Blackledge Court, Closter, NJ.

Name of Beneficial Owner	Number of Equivalent Shares Beneficially Owned	Voting Power (%)
Boris Rubizhevsky	6,000,000	11.9
All executive officer and directors as a group (4 persons)	6,000,000	11.9

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

In September, 2010, we retained Moss, Krusick & Associates, LLC (“Moss, Krusick”) to audit our financial statements for fiscal 2011 and they have acted as our independent accounts since then, including for the fiscal year ended January 31, 2013. We understand the need for Moss, Krusick to maintain objectivity and independence in its audit of our financial statements and our internal control over financial reporting. To minimize relationships that could appear to impair the objectivity of Moss, Krusick, we have restricted the non-audit services that Moss, Krusick may provide to us primarily to tax services and merger and acquisition due diligence services. The Company has also adopted policies and procedures for pre-approving all non-audit work performed by Moss, Krusick. The Chairman of the Board is authorized to pre-approve any audit or non-audit service on behalf of the Board, provided such decisions are presented to the full Board at its next regularly scheduled meeting.

The aggregate fees billed by Moss, Krusick in fiscal 2013 and 2012 for these various services were:

Type of Fees	2012	2011
Audit fees	$ 21,046	$ 30,600
Audit-Related fees
Tax Fees
Total	$ 21,046	$ 30,600

In the above table, in accordance with the SEC’s rules, “audit fees” are fees that we paid to Moss, Krusick for the audit of our annual financial statements included in the Form 10-K and review of financial statements included in the Form 10-Qs. “Audit-related fees” are merger and acquisition due diligence services. “Tax fees” are fees for tax compliance.

PART IV

ITEM 15. EXHIBITS

(a)   Exhibits

Exhibit Number	Description
31	Certification by Chief Executive and Financial Officer pursuant to Sarbanes-Oxley Section 302.
32	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350

 (b) Reports on Form 8-K

Form 8-K report filed December 18, 2012 reporting a marketing agreement with Li-Ion Technologies Limited.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOCUBE, INC.

Dated May 16, 2013	By:	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chairman and CEO Sole Director