Form 10-K/A
period 2013-01-31
BioCube, INC.
filed 2013-05-17
CIK 1374135

______________________________________________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________________________________________________________________

FORM 10-K/A

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

 Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.☐

Indicate by check mark whether the registrant has submitted electronically and posted on our corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 month (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A

BIOCUBE, INC.

FORM 10-K/A

FISCAL YEAR ENDED JANUARY 31, 2013

INDEX

i

BIOCUBE, INC.

ANNUAL REPORT ON FORM 10-K/A

YEAR ENDED JANUARY 31, 2013

PART I

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including any projections of revenue, expenses, earnings or losses from operations or investments, or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements of expectation or belief; and any statements of assumptions underlying any of the foregoing. The risks, uncertainties and assumptions referred to above include risks that are described from time to time in our Securities and Exchange Commission, or the SEC, reports filed before this report.

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

The following analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-K/A, as well as the risk factors included in this Form 10-K/A under Item 1A.

This amended Form 10-K/A is filed in order to include the XBRL information as additional exhibits.

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

Factors within and beyond our control that could cause or contribute to such differences include, among others, our critical capital raising efforts in an uncertain and volatile economical environment, our ability to maintain relationship with strategic companies, our cash preservation and cost containment efforts, our ability to retain key management personnel, our relative inexperience with advertising, our competition and the potential impact of technological advancements thereon, the impact of changing economic, political, and geo-political environments on our business, as well as those factors discussed elsewhere in this Form 10-K/A and in “Item 1 - Our Business”.

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

The Chief Executive and Financial Officer performed additional accounting and financial analyses and other post-closing procedures including detailed validation work with regard to balance sheet account balances, additional analysis on income statement amounts and managerial review of all significant account balances and disclosures in the Annual Report on Form 10-K/A, to ensure that the Company’s Annual Report and the financial statements forming part thereof are in accordance with accounting principles generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report fairly present, in all material respects, the Company’s financial condition, results of operations, and cash flows for the periods presented and that there were no materials losses, errors, omissions or other matters requiring disclosure or resulting in any loss to the Company.

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

In the above table, in accordance with the SEC’s rules, “audit fees” are fees that we paid to Moss, Krusick for the audit of our annual financial statements included in the Form 10-K/A and review of financial statements included in the Form 10-Qs. “Audit-related fees” are merger and acquisition due diligence services. “Tax fees” are fees for tax compliance.

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

BIOCUBE, INC.

Dated May 17, 2013	By:	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chairman and CEO Sole Director