Form 10-Q
period 2013-04-30
BioCube, INC.
filed 2013-06-19
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 333-137920

BIOCUBE, INC.
(Exact name of Company as specified in its charter)

Delaware	20-3547389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
10 Blackledge Court Closter, NJ	07624
(Address of Company’s principal executive offices)	(Zip Code)

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

  Yes ☐   No ☑

As of June 14, 2013, there were 44,842,758 Common Shares, $.001 par value per share, outstanding.

TABLE OF CONTENTS

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	April 30, 2013 (Unaudited)	January 31, 2013

Assets
Current Assets
Cash	$ -	$ 39
Deferred loan costs, net of accumulated amortization of $5,000 and $4,710, respectively	-	290
Total Current Assets	-	329

Total Assets	$ -	$ 329
Liabilities & Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 92,651	$ 92,651
Bank overdraft	15
Convertible notes payable-current, net of debt discount of $24,766 and $170,141, respectively	1,023,989	839,358
Accrued interest payable	50,747	27,189
Accrued salaries	140,456	95,456
Derivative liability	170,624	134,479
Total Current Liabilities	1,478,482	1,189,133

Convertible notes payable non-current, net of debt discount of $10,593 and $12,433, respectively	9,407	7,567
Accrued interest payable - non-current	2,800	2,117
Total Liabilities	1,490,689	1,198,817

Stockholders' Equity (Deficit)
Preferred stock - A - $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common Stock, $0.001 par value, 300,000,000 authorized , 44,842,700 and 50,271,270
shares issued and outstanding at April 30, 2013 and January 31, 2013	44,843	50,271
Additional paid in capital	735,114	763,223
Deficit accumulated during the development stage	(2,270,667)	(2,012,003)
Total Stockholders' Equity (Deficit)	(1,490,689)	(1,198,488)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 329

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	For the Period from April 20, 2009 (Inception) to April 30, 2013

Revenues	$ -	$ -	$ -

General & Administrative
Consulting	-	30,000	260,000
Professional fees	-	7,046	87,646
Officer salaries	45,000	-	495,000
Impairment loss	-	-	335,304
General and administrative	344	168	216,351

Total Expenses	45,344	37,214	1,394,301

Loss from operations	(45,344)	(37,214)	(1,394,301)

Other income (expense)
Finance cost	-	-	(123,010)
Gain (loss) on conversion feature liability	-	-	(101,916)
Gain on extinguishment of debt	-	-	76,419
Gain (loss) on derivatives	(41,864)	-	(147,469)
Interest, net	(171,456)	(8,183)	(580,390)

Loss before income taxes	(258,664)	(45,397)	(2,270,667)

Income taxes	-	-	-

Net loss	$ (258,664)	$ (45,397)	$ (2,270,667)

Net loss per common share (basic and diluted)	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding during the period - basic and diluted	48,776,090	29,422,248

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 20, 2009) to October 31, 2012
	Preferred Stock		Common Stock		Paid In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)

	Shares	Amount	Shares	Amount
Balances at April 20, 2009	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued to founders for cash	-	-	1,000,000	100	-	-	100
Effect of recapitalization-reverse acquisition	21,000	21	18,977,778	19,878	80,101	-	100,000
Issuance of warrants in connection with financing-related party	-	-	-	-	7,517	-	7,517
Financing cost-related party	-	-	-	-	6,750	-	6,750
Net (loss) for period ended January 31, 2010	-	-	-	-	-	(123,990)	(123,990)
Balance, January 31, 2010	21,000	21	19,977,778	19,978	94,368	(123,990)	(9,623)
Stock issued for acquisition	-	-	8,750,000	8,750	-	-	8,750
Net (loss) for period ended January 31, 2011	-	-	-	-	-	(1,031,968)	(1,031,968)
Balance, January 31, 2011	21,000	21	28,727,778	28,728	94,368	(1,155,958)	(1,032,841)
Beneficial conversion feature-notes payable	-	-	-	-	101,475	-	101,475
Expenses paid by shareholder	-	-	-	-	5,000	-	5,000
Conversion of notes payable , related party	-	-	453,175	453	23,339	-	23,792
Net (loss) for period ended January 31, 2012	-	-	-	-	-	(91,550)	(91,550)
Balance, January 31, 2012	21,000	21	29,180,953	29,181	224,182	(1,247,508)	(994,124)
Conversion of notes payable , related party	-	-	21,090,317	21,090	100,731	-	121,821
Issuance of notes payable with beneficial conversion features	-	-	-	-	312,184	-	312,184
Settlement of derivative liabilities on conversion of notes payable	-	-	-	-	126,126	-	126,126
Net (loss) for period ended January 31, 2013	-	-	-	-	-	(764,495)	(764,495)
Balance, January 31, 2013	21,000	21	50,271,270	50,271	763,223	(2,012,003)	(1,198,488)

Conversion of notes payable , related party	-	-	1,714,286	1,714	1,886	-	3,600
Cancellation of notes and conversion of notes payable, related party	-	-	(7,142,856)	(7,142)	(35,714)	-	(42,856)
Settlement of derivative liabilities on conversion of notes payable	-	-	-	-	5,719	-	5,719
Net (loss) for period ended April 30, 2013	-	-	-	-	-	(258,664)	(258,664)
Balance, April 30, 2013	21,000	21	44,842,700	44,843	735,114	(2,270,667)	(1,490,689)

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	For the Period from April 20, 2009 (Inception) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (258,664)	$ (45,397)	$ (2,270,667)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization	147,505	-	561,567
Impairment loss	-	-	437,220
(Gain) loss on extinguishment of debt	-	-	(76,419)
(Gain) loss on derivatives	41,864	-	147,469
Expenses paid by shareholder	-	5,000	5,000
Changes in operating assets and liabilities:
Accrued interest receivable	-	-	(1,917)
Accounts payable and accrued expenses	-	32,046	272,984
Bank overdraft	15	-	15
Accrued salaries	45,000	-	539,650
Accrued interest payable	24,241	8,183	168,831
NET CASH USED IN OPERATING ACTIVITIES	(39)	(168)	(216,267)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of BioCube, Inc.	-	-	3,287
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	3,287
CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	-	-	152,880
Issuance of common stock	-	-	100
Proceeds from notes	-	-	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	212,980
NET CHANGE IN CASH	(39)	(168)	-
CASH - BEGINNING OF THE PERIOD	39	1,419	-
CASH - END OF THE PERIOD	$ -	$ 1,251	$ -
Supplemental cash flow information
Cash payments for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and
financing activities:
Acquisition of BioCube, Inc. for common stock	$ -	$ -	$ 8,750
Conversion of accrued interest to notes payable	$ -	$ 2,863	$ 86,281
Conversion of accounts payable to notes payable	$ -	$ -	$ 183,105
Conversion of related party notes to notes payable	$ -	$ -	$ 187,054
Conversion of interest due to related party to notes payable	$ -	$ -	$ 11,959
Beneficial conversion feature - notes payable	$ -	$ -	$ 413,659
Warrants issued in connection with funding fees – related party	$ -	$ -	$ 6,750
Conversion of notes payable to common stock	$ 3,600	$ 15,937	$ 149,213
Conversion of notes payable, long-term to current	$ -	$ -	$ 117,600
Reclassification of derivative liability to APIC	$ 5,719	$ -	$ 131,845
Debt discount on notes payable from derivative liability	$ -	$ -	$ 155,000
Cancellation of notes and conversion of notes payable	$ 42,856	$ -	$ 42,856
Conversion of accrued salary to notes payable	$ -	$ -	$ 663,387

The accompanying footnotes are an integral part of these financial statements.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

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

The balance sheet at April 30, 2013 has been derived from the unaudited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

These interim financial statements should be read in conjunction with the Company's audited financial statements and notes for the year ended January 31, 2013 filed with the Securities and Exchange Commission on Form 10-K on April 30, 2013.

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

April 30, 2013

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

As of April 30, 2013 and January 31, 2013, the Company has approximately $2,270,667 and $2,012,003 of net operating loss carry forwards and other taxable temporary differences available to affect future taxable income. The Company has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and other taxable temporary differences as realization of the asset is not assured of $772,027 and $684,081 respectively at April 30, 2013 and January 31, 2013.

Utilization of net operating loss carry-forwards arising from our predecessor company are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

 (Unaudited)

Note 2.  Significant Accounting Policies (continued)

Income (loss) per share

Loss per common share is based upon the weighted average number of common shares outstanding during the periods.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities at April 30, 2013 (options – 21,667; warrants – 457,111; and convertible debentures – 142,543,738) are anti-dilutive.

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

Fair Value Measurements

All financial instruments, including derivatives, are to be recognized on the balance sheet initially at fair value. Subsequent measurement of all financial assets and liabilities except those held-for-trading and available for sale are measured at amortized cost determined using the effective interest rate method. Held –for-trading financial assets are measured at fair value with changes in fair value recognized in comprehensive income and reclassified to earnings when derecognized or impaired.

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

The fair value of the Company’s financial assets and liabilities reflects the Company’s estimate of amounts that it would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from sources independent from the Company) and to minimize the use of unobservable inputs (the Company’s assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

 (Unaudited)

Note 2.  Significant Accounting Policies (continued)

•

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies.

•

Level 3 — pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Derivatives

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. The Company uses a Binomial pricing model to estimate the fair value of convertible debt conversion features at the end of each applicable reporting period. Changes in the fair value of these derivatives during each reporting period are included in the statements of operations. Inputs into the Binomial pricing model require estimates, including such items as estimated volatility of the Company’s stock, risk-free interest rate and the estimated life of the financial instruments being fair valued.

If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion feature.

Note 3. Related Party Transactions

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

 (Unaudited)

Note 3.  Related Party Transactions (continued)

LeadDog Capital Markets LLC, the general partner of LeadDog Capital LP, was due a fee for due diligence related to the convertible debenture arrangement discussed below.  The total fee was $10,000 and would have been owed based on a formula related to the amount of the borrowings incurred.

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

Also in November, 2012, Crystal Falls assigned $10,714 in principal on the note to each of 6 different parties and replacement notes were issued to each of the parties, on the same terms as the original note.  Subsequently, in January 2013, the six assignees each converted the replacement notes into 1,785,714 shares of common stock; however, four of the six assignees failed to pay the agreed consideration for the note assignments and the assignments have been rescinded as of April 3, 2013.  The shares issued in January 2013 as a result of the conversion of these 4 notes, a total of 7,142,856 common shares, have now been returned for cancellation and are no longer issued and outstanding.  The principal balance of the notes previously converted, a total of $42,856, has been restored to the Crystal Falls note balance.

Note 4. Convertible Notes

The Company has issued a number of convertible promissory notes to various parties, which allow the holder to convert the notes into common stock of the Company, at a discount to the current market price of the common stock at the time of conversion.  The following details the significant terms of these convertible notes payable, and the balances due at April 30, 2013, net of debt discounts related to the beneficial conversion features of the notes:

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

 (Unaudited)

Note 4. Convertible Notes  (continued)

April 30, 2013 (Unaudited)	January 31, 2013

Asher Enterprises/Walter D. Whitt

On June 11, 2012, the Company issued its promissory note in the amount of $32,500 to an unrelated third party for additional working capital.  The note is due March 7, 2013 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after 180 days, at the election of the Holder, at 55 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As of January 31, 2013, $7,800 of the note had been converted. On March 27, 2013, Asher Enterprises converted an additional $3,600 in principal on its remaining promissory note into 1,714,286 shares of common stock, leaving a balance due of $21,100.  On April 11, 2013, Asher Enterprises sold the note to Walter D. Whitt, an unaffiliated party.  There were no changes to the note terms. As of April 30, 2013, a derivative liability associated with the note totaled $36,278, and accrued interest was $1,012. The carrying amount of the debt discount was $0 and $12,781, respectively.

$ 21,100	$ 11,919

Loan to Officer:

On November 1, 2012, the Company converted $663,387 of accrued salaries due to Boris Rubizhevsky into a convertible note. The note is due April 1, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company immediately upon issuance, at the election of the Holder, at $0.015, which is closing market price at issue date. As of April 30, 2013, no amounts had been converted and no conversion liability or debt discount was recorded as features were not in the money upon issuance. As of April 30, 2013, accrued interest was $26,317.

663,387	663,387

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

 (Unaudited)

Note 4. Convertible Notes  (continued)

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

The remaining note balance of $270,868 is due May 17, 2013 and carries interest at 14 percent per annum, payable at maturity.  The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.006 per share. No additional amounts had been converted as of April 30, 2013. The carrying amount of the debt discount was $18,688 and $130,827, respectively. Interest of $17,992 was accrued on this note as of April 30, 2013.

	252,180	97,186
On December 14, 2012, the Company issued a promissory note totaling $4,099 to Crystal Falls Investments for additional working capital advances. The note is due September 14, 2013 and bears interest at 14 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at par value. No amounts had been converted as of April 30, 2013. The carrying amount of the debt discount was $2,035 and $3,381, respectively. Interest of $215 was accrued on this note as of April 30, 2013.	2,064	718

Blue Shoes Investments:

On December 14, 2012, the Company issued a promissory note totaling $6,500 to an unrelated third party for additional working capital advances. The note is due December 14, 2013 and bears interest at 14 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at par value. No amounts had been converted as of April 30, 2013. The carrying amount of the debt discount was $4,042 and $5,645, respectively. Interest of $342 was accrued on this note as of April 30, 2013.	2,458	855

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

 (Unaudited)

Note 4. Convertible Notes  (continued)

Other:
On June 14, 2012, the Company issued its promissory note in the amount of $20,000 (with original issue date of February 15, 2012) to an unrelated third party for additional working capital. The note is due February 15, 2015 and carries interest at 14 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.007 per share. Interest of $2,800 was accrued on this note as of April 30, 2013. The carrying amount of the debt discount was $10,593 and $12,433, respectively.	9,407	7,567

Lotus Capital Investments:

On April 12, 2012, the Company issued its promissory note in the amount of $90,000 to an unrelated third party for additional working capital. The note is due April 12, 2013 and carries interest at 5 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at the lesser of 50 percent of the average of the ten lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert or $0.05 per share. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company converted $7,200 of this note into 1,454,545 shares during the year ended January 31, 2013, leaving $82,800 as the remaining loan balance. As of April 30, 2013, a derivative liability associated with the note totaled $134,346 and accrued interest was $4,870. The carrying amount of the debt discount was $0 and $17,507, respectively.

	82,800	65,293
Total debt	1,033,396	846,925
Current portion of long-term debt	(1,023,989)	(839,358)
Long-term debt	$ 9,407	$ 7,567

The convertible notes contain limitations on conversion such that note holders and affiliates generally cannot beneficially own more than 4.99% of the outstanding shares of common stock of the Company

Note 5 Derivative Liabilities

The Company has various convertible instruments outstanding more fully described in Note 4. Because the number of shares to be issued upon settlement cannot be determined under these instruments, the Company cannot determine whether it will have sufficient authorized shares at a given date to settle any other of its share-settleable instruments. As a result, under ASC 815-15 “Derivatives and Hedging”, all other share-settleable instruments must be classified as liabilities.

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

 (Unaudited)

Note 5 Derivative Liabilities   (continued)

Embedded Derivative Liabilities in Convertible Notes

During the three months ended April 30, 2013 and as a result of conversion of notes payable described in Note 4, the Company reclassified $5,719 of derivative liabilities to equity and the change in fair value of derivatives was $41,864.

As of April 30, 2013, the fair value of the Company’s derivative liabilities was $170,624, and $41,864 was recognized as a loss on derivatives due to change in fair value of the liability during the quarter ended April 30, 2013.

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at January 31, 2013	$134,479
ASC 815-15 additions	-
Change in fair value	41,864
ASC 815-15 deletions	(5,719)
Balance at April 30, 2013	$170,624

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$(41,864)
Derivative expense	-
Balance quarter ended April 30, 2013	$(41,864)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.21% - 0.25%
Expected volatility	100% - 500%
Expected life	9-12 months

BioCube, Inc.

(A Development Stage Company)

Notes to the Financial Statements

April 30, 2013

 (Unaudited)

Note 6.  Litigation

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

INTRODUCTION AND CERTAIN CAUTIONARY STATEMENTS

FORWARD-LOOKING STATEMENTS

Statements in this annual report that are not historical facts constitute forward-looking statements. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Moreover, neither we nor any other person assumes responsibility for the accuracy or completeness of these statements. We are under no duty to update any of the forward-looking statements after the date of this information statement to conform these statements to actual results.

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

Results of Operations

Three months ended April 30, 2013 and 2012

During the quarters ended April 30, 2013 and 2012, the Company had no revenues as its activities principally involved its planning for the execution of its business plan.  Expenses incurred in the three months ended April 30, 2013 were accrued salary expense of $45,000, general and administrative of $344 derivative loss of $41,864 and net interest expense of $171,456 resulting in a net loss of $258,664 compared to April 30, 2012 expenses relating to consulting expenses of $30,000, professional expenses of $7,046, general and administrative of $168, and interest expense, net of $8,183, resulting in net loss of $45,397.

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

As of April 30, 2013, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of April 30, 2013, because of the material weakness described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the three months ended April 30, 2013, there were no changes in our system of internal controls over financial reporting.

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

Except as set forth above, there are no other pending or threatened legal proceedings against the Company.  Based on the advice of counsel, it is management's opinion that we have made adequate provision for potential liabilities, if any, arising from potential claims arising from litigation, governmental investigations, legal and administrative cases and proceedings. In connection with the sale of the Company’s Halcyon Jet subsidiary to the Company’s former Chief Executive Officer the Company was indemnified by the buyer against any liability which may arise from the above litigation

Item 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013, which could materially affect our business, financial condition and/or operating results. The risks described in our Annual Report on Form 10-K is not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially and adversely affect our business, financial condition and/or operating results.

Item 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None during the quarter ended April 30, 2013.

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

BIOCUBE, INC.

Date: June 19, 2013	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chief Executive and Financial Officer