Form 10-Q
period 2013-07-31
BioCube, INC.
filed 2013-09-24
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

þ	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes X    No o

Indicate by check mark whether the Company has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Company was required to submit and post such files).

Yes X    No o

Large accelerated filer o	Accelerated filer o
Non-accelerated filer o (Do not check if a smaller reporting company)	Smaller reporting company X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes o   No X

As of September 23, 2013, there were 44,842,758 Common Shares, $.001 par value per share, outstanding.

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	July 31, 2013 (Unaudited)	January 31, 2013

Assets
Current Assets
Cash	$ -	$ 39
Deferred loan costs, net of accumulated amortization of $5,000 and $4,710, respectively	-	290
Total Current Assets	-	329

Total Assets	$ -	$ 329
Liabilities & Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 97,884	$ 92,651
Bank overdraft	15
Convertible notes payable-current, net of debt discount of $35,359 and $170,141, respectively	1,033,396	839,358
Accrued interest payable	76,346	27,189
Accrued salaries	185,456	95,456
Derivative liability	170,624	134,479
Total Current Liabilities	1,563,721	1,189,133

Convertible notes payable non-current, net of debt discount of $10,593 and $12,433, respectively	-	7,567
Accrued interest payable - non-current	2,800	2,117
Total Liabilities	1,566,521	1,198,817

Stockholders' Equity (Deficit)
Preferred stock - A - $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common Stock, $0.001 par value, 300,000,000 authorized , 44,842,700 and 50,271,270
shares issued and outstanding at July 31, 2013 and January 31, 2013	44,843	50,271
Additional paid in capital	735,114	763,223
Deficit accumulated during the development stage	(2,346,499)	(2,012,003)
Total Stockholders' Equity (Deficit)	(1,490,689)	(1,198,488)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 329

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
	Six Months Ended July 31, 2013	Six Months Ended July 31, 2012	For the Period from April 20, 2009 (Inception) to July 31, 2013

Revenues	$ -	$ -	$ -

General & Administrative
Consulting	-	60,000	260,000
Professional fees	5,000	16,046	92,646
Officer salaries	90,000	90,000	540,000
Impairment loss	-	-	335,304
General and administrative	577	728	216,584

Total Expenses	95,577	166,774	1,444,534

Loss from operations	(95,577)	(166,774)	(1,444,534)

Other income (expense)
Finance cost	-	-	(123,010)
Gain (loss) on conversion feature liability	-	-	(101,916)
Gain on extinguishment of debt	-	76,419	76,419
Gain (loss) on derivatives	(41,864)	-	(147,469)
Interest, net	(197,055)	(20,149)	(605,989)

Loss before income taxes	(334,496)	(110,503)	(2,346,499)

Income taxes	-	-	-

Net loss	$ (334,496)	$ (110,503)	$ (2,346,499)

Net loss per common share (basic and diluted)	$ (0.01)	$ (0.00)

Weighted average number of shares outstanding during the period - basic and diluted	48,776,090	30,901,708

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 20, 2009) to July 31, 2013
	Preferred Stock		Common Stock		Paid In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at April 20, 2009	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued to founders for cash	-	-	1,000,000	100	-	-	100
Effect of recapitalization-reverse acquisition	21,000	21	18,977,778	19,878	80,101	-	100,000
Issuance of warrants in connection with financing-related party	-	-	-	-	7,517	-	7,517
Financing cost-related party	-	-	-	-	6,750	-	6,750
Net (loss) for period ended January 31, 2010	-	-	-	-	-	(123,990)	(123,990)
Balance, January 31, 2010	21,000	21	19,977,778	19,978	94,368	(123,990)	(9,623)
Stock issued for acquisition	-	-	8,750,000	8,750	-	-	8,750
Net (loss) for period ended January 31, 2011	-	-	-	-	-	(1,031,968)	(1,031,968)
Balance, January 31, 2011	21,000	21	28,727,778	28,728	94,368	(1,155,958)	(1,032,841)
Beneficial conversion feature-notes payable	-	-	-	-	101,475	-	101,475
Expenses paid by shareholder	-	-	-	-	5,000	-	5,000
Conversion of notes payable , related party	-	-	453,175	453	23,339	-	23,792
Net (loss) for period ended January 31, 2012	-	-	-	-	-	(91,550)	(91,550)
Balance, January 31, 2012	21,000	21	29,180,953	29,181	224,182	(1,247,508)	(994,124)
Conversion of notes payable , related party	-	-	21,090,317	21,090	100,731	-	121,821
Issuance of notes payable with beneficial conversion features	-	-	-	-	312,184	-	312,184
Settlement of derivative liabilities on conversion of notes payable	-	-	-	-	126,126	-	126,126
Net (loss) for period ended January 31, 2013	-	-	-	-	-	(764,495)	(764,495)
Balance, January 31, 2013	21,000	21	50,271,270	50,271	763,223	(2,012,003)	(1,198,488)

Conversion of notes payable , related party	-	-	1,714,286	1,714	1,886	-	3,600
Cancellation of notes and conversion of notes payable, related party	-	-	(7,142,856)	(7,142)	(35,714)	-	(42,856)
Settlement of derivative liabilities on conversion of notes payable	-	-	-	-	5,719	-	5,719
Net (loss) for period ended April 30, 2013	-	-	-	-	-	(258,664)	(258,664)
Balance, April 30, 2013	21,000	21	44,842,700	44,843	735,114	(2,270,667)	(1,490,689)

Net (loss) for period ended July 31, 2013	-	-	-	-	-	(75,832)	(75,832)

Balance, July 31, 2013

     21,000                    21           44,842,700                44,843                  735,114         (2,346,499)         (1,566,521)

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended July 31, 2013	Six Months Ended July 31, 2012	For the Period from April 20, 2009 (Inception) to July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (334,496)	$ (110,503)	$ (2,346,499)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization	147,505	-	561,567
Impairment loss	-	-	437,220
(Gain) loss on extinguishment of debt	-	(76,419)	(76,419)
(Gain) loss on derivatives	41,864	-	147,469
Expenses paid by shareholder	-	5,000	5,000
Changes in operating assets and liabilities:
Accrued interest receivable	-	-	(1,917)
Accounts payable and accrued expenses	5,232	10,883	278,216
Bank overdraft	15	-	15
Accrued salaries	90,000	90,000	584,650
Accrued interest payable	49,839	20,148	194,429
NET CASH USED IN OPERATING ACTIVITIES	(39)	(60,892)	(216,267)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of BioCube, Inc.	-	-	3,287
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	3,287
CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	-	-	152,880
Issuance of common stock	-	-	100
Proceeds from notes	-	60,000	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	212,980
NET CHANGE IN CASH	(39)	(892)	-
CASH - BEGINNING OF THE PERIOD	39	1,419	-
CASH - END OF THE PERIOD	$ -	$ 527	$ -
Supplemental cash flow information
Cash payments for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and
financing activities:
Acquisition of BioCube, Inc. for common stock	$ -	$ -	$ 8,750
Conversion of accrued interest to notes payable	$ -	$ 2,863	$ 86,281

Conversion of accounts payable to notes payable	$ -	$ -	$ 183,105
Conversion of related party notes to notes payable	$ -	$ -	$ 187,054
Conversion of interest due to related party to notes payable	$ -	$ -	$ 11,959
Beneficial conversion feature - notes payable	$ -	$ -	$ 413,659
Warrants issued in connection with funding fees – related party	$ -	$ -	$ 6,750
Conversion of notes payable to common stock	$ 3,600	$ 15,937	$ 149,213
Conversion of notes payable, long-term to current	$ -	$ -	$ 117,600
Reclassification of derivative liability to APIC	$ 5,719	$ -	$ 131,845
Debt discount on notes payable from derivative liability	$ -	$ -	$ 155,000
Cancellation of notes and conversion of notes payable	$ 42,856	$ -	$ 42,856
Conversion of accrued salary to notes payable	$ -	$ -	$ 663,387

The accompanying footnotes are an integral part of these financial statements.

BioCube, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

July 31, 2013

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

The balance sheet at July 31, 2013 has been derived from the unaudited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

July 31, 2013

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

As of July 31, 2013 and January 31, 2013, the Company has approximately $2,346,499 and $2,012,003 of net operating loss carry forwards and other taxable temporary differences available to affect future taxable income. The Company has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and other taxable temporary differences as realization of the asset is not assured of $798,568 and $684,081 respectively at July 31, 2013 and January 31, 2013.

Utilization of net operating loss carry-forwards arising from our predecessor company are subject to a substantial annual limitation due to the ‘‘change in ownership’’ provisions of the Internal Revenue Code. The annual limitation may result in the expiration of net operating loss carry-forwards before utilization.

BioCube, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

July 31, 2013

 (Unaudited)

Note 2.  Significant Accounting Policies (continued)

Income (loss) per share

Loss per common share is based upon the weighted average number of common shares outstanding during the periods.  Diluted loss per common share is the same as basic loss per share, as the effect of potentially dilutive securities at July 31, 2013 (options – 21,667; warrants – 457,111; and convertible debentures – 142,543,738) are anti-dilutive.

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

BioCube, Inc.

(A Development Stage Company)

Notes to the interim Financial Statements

July 31, 2013

 (Unaudited)

Note 2.  Significant Accounting Policies (continued)

·

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

·

Level 2 — Pricing inputs are other than quoted prices in active markets included in Level 1, which are either directly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies.

·

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

July 31, 2013

 (Unaudited)

Note 3.  Related Party Transactions (continued)

LeadDog Capital Markets LLC, the general partner of LeadDog Capital LP, was due a fee for due diligence related to the convertible debenture arrangement discussed below.  The total fee was $10,000 and would have been owed based on a formula related to the amount of the borrowings incurred.

All of the notes payable to Leaddog Capital were consolidated into a single convertible note payable in the amount of $204,601 during the quarter ended July 31, 2012, that consolidated note was sold to Crystal Falls Investments, LLC, an unrelated third party during the current quarter, and the note is now reported as Notes payable-non-current.  The financing fee related to the former notes also has been terminated with the sale of the notes.

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

Note 4. Convertible Notes

The Company has issued a number of convertible promissory notes to various parties, which allow the holder to convert the notes into common stock of the Company, at a discount to the current market price of the common stock at the time of conversion.  The following details the significant terms of these convertible notes payable, and the balances due at July 31, 2013, net of debt discounts related to the beneficial conversion features of the notes:

BioCube, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

July 31, 2013

 (Unaudited)

Note 4. Convertible Notes  (continued)

July 31, 2013 (Unaudited)	January 31, 2013

Asher Enterprises/Walter D. Whitt

On June 11, 2012, the Company issued its promissory note in the amount of $32,500 to an unrelated third party for additional working capital.  The note is due March 7, 2013 and carries interest at 8 percent per annum, payable at maturity.  The note is convertible into common stock of the Company after 180 days, at the election of the Holder, at 55 percent of the average of the three lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective after 180 days due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. As of January 31, 2013, $7,800 of the note had been converted. On March 27, 2013, Asher Enterprises converted an additional $3,600 in principal on its remaining promissory note into 1,714,286 shares of common stock, leaving a balance due of $21,100.  On April 11, 2013, Asher Enterprises sold the note to Walter D. Whitt, an unaffiliated party.  There were no changes to the note terms. As of July 31, 2013, a derivative liability associated with the note totaled $36,278, and accrued interest was $1,434. The carrying amount of the debt discount was $0 and $12,781, respectively.

$ 21,100	$ 11,919

Loan to Officer:

On November 1, 2012, the Company converted $663,387 of accrued salaries due to Boris Rubizhevsky into a convertible note. The note is due April 1, 2013 and carries interest at 8 percent per annum, payable at maturity. The note is convertible into common stock of the Company immediately upon issuance, at the election of the Holder, at $0.015, which is closing market price at issue date. As of July 31, 2013, no amounts had been converted and no conversion liability or debt discount was recorded as features were not in the money upon issuance. As of July 31, 2013, accrued interest was $39,585.

663,387	663,387

BioCube, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

July 31, 2013

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

The remaining note balance of $270,868 is due May 17, 2013 and carries interest at 14 percent per annum, payable at maturity.  The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.006 per share. No additional amounts had been converted as of July 31, 2013. The carrying amount of the debt discount was $18,688 and $130,827, respectively. Interest of $27,472 was accrued on this note as of July 31, 2013.

	252,180	97,186
On December 14, 2012, the Company issued a promissory note totaling $4,099 to Crystal Falls Investments for additional working capital advances. The note is due September 14, 2013 and bears interest at 14 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at par value. No amounts had been converted as of July 31, 2013. The carrying amount of the debt discount was $2,035 and $3,381, respectively. Interest of $215 was accrued on this note as of July 31, 2013.	2,064	718

Blue Shoes Investments:

On December 14, 2012, the Company issued a promissory note totaling $6,500 to an unrelated third party for additional working capital advances. The note is due December 14, 2013 and bears interest at 14 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at par value. No amounts had been converted as of July 31, 2013. The carrying amount of the debt discount was $4,042 and $5,645, respectively. Interest of $570 was accrued on this note as of July 31, 2013.	2,458	855

BioCube, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

July 31, 2013

 (Unaudited)

Note 4. Convertible Notes  (continued)

Other:
On June 14, 2012, the Company issued its promissory note in the amount of $20,000 (with original issue date of February 15, 2012) to an unrelated third party for additional working capital. The note is due February 15, 2015 and carries interest at 14 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at $0.007 per share. Interest of $3,733 was accrued on this note as of July 31, 2013. The carrying amount of the debt discount was $10,593 and $12,433, respectively.	9,407	7,567
Lotus Capital Investments:

On April 12, 2012, the Company issued its promissory note in the amount of $90,000 to an unrelated third party for additional working capital. The note is due April 12, 2013 and carries interest at 5 percent per annum, payable at maturity. The note is convertible into common stock of the Company at any time after issuance of the note, at the election of the Holder, at the lesser of 50 percent of the average of the ten lowest closing bid prices of the common stock for the ten trading days prior to the date of the election to convert or $0.05 per share. The Company analyzed the conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the instrument should be classified as liabilities once the conversion option became effective due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company converted $7,200 of this note into 1,454,545 shares during the year ended January 31, 2013, leaving $82,800 as the remaining loan balance. As of July 31, 2013, a derivative liability associated with the note totaled $134,346 and accrued interest was $5,995. The carrying amount of the debt discount was $0 and $17,507, respectively.

	82,800	65,293
Total debt	1,033,396	846,925
Current portion of long-term debt	(1,033,396)	(839,358)
Long-term debt	$ -	$ 7,567

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

BioCube, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

July 31, 2013

 (Unaudited)

Note 5 Derivative Liabilities   (continued)

Embedded Derivative Liabilities in Convertible Notes

During the six months ended July 31, 2013 and as a result of conversion of notes payable described in Note 4, the Company reclassified $5,719 of derivative liabilities to equity and the change in fair value of derivatives was $41,864.

As of July 31, 2013, the fair value of the Company’s derivative liabilities was $170,624, and $41,864 was recognized as a loss on derivatives due to change in fair value of the liability during the quarter ended July 31, 2013.

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at January 31, 2013	$134,479
ASC 815-15 additions	-
Change in fair value	41,864
ASC 815-15 deletions	(5,719)
Balance at July 31, 2013	$170,624

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$(41,864)
Derivative expense	-
Balance quarter ended July 31, 2013	$(41,864)

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.21% - 0.25%
Expected volatility	100% - 500%
Expected life	9-12 months

BioCube, Inc.

(A Development Stage Company)

Notes to the Interim Financial Statements

July 31, 2013

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

The financial statements have been prepared in conformity with generally accepted accounting principles, which assume the continuation of the Company as a going concern.  This basis of accounting contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business. Since the Company’s formation in April 2009, the Company had not begun its efforts to produce and market contamination products or to develop and market batteries, and its activities, to date, have been organizational in nature, and have been directed towards the raising of capital and to discussions of additional potential business combinations.

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

Results of Operations

Six months ended July 31, 2013 and 2012

During the six month period ended July 31, 2013 and 2012, the Company had no revenues as its activities principally involved its planning for the execution of its business plan.  Expenses incurred in the six months ended July 31, 2013 were accrued salary expense of $90,000, professional expenses of $5,000, general and administrative of $577, derivative loss of $41,864 and net interest expense of $197,055 resulting in a net loss of $334,496 compared to July 31, 2012 expenses relating to consulting expenses of $60,000, professional expenses of $16,046, general and administrative of $728, and interest expense, net of $20,149, resulting in net loss of $110,503.

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

As of July 31, 2013, the Chief Executive Officer and Chief Financial Officer carried out an assessment of the effectiveness of the design and operation of our disclosure controls and procedures and concluded that the Company’s disclosure controls and procedures were not effective as of July 31, 2013, because of the material weakness described below.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

During the six months ended July 31, 2013, there were no changes in our system of internal controls over financial reporting.

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

    None during the quarter ended July 31, 2013.

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

BIOCUBE, INC.

Date: September 23, 2013	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chief Executive and Financial Officer

EXHIBIT 31.2

SECTION 302 CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER OF BIOCUBE, INC.

I, Boris Rubizhevsky, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Biocube, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(e) and 15d–15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a–15(f) and 15d–15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: September 23, 2013	/s/ Boris Rubizhevsky
Boris Rubizhevsky
President and Chief Executive Officer, principal accounting officer and principal financial officer

EXHIBIT 32.1

SECTION 906 CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL FINANCIAL OFFICER OF BIOCUBE, INC.

In connection with the accompanying Quarterly Report on Form 10-Q of Biocube, Inc. for the quarter ended July 31, 2013, the undersigned, Boris Rubizhevsky, President and Chief Executive Officer, principal accounting officer and principal financial officer, of Biocube, Inc., does hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) such Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) the information contained in such Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 fairly presents, in all material respects, the financial condition and results of operations of Biocube, Inc.

Date:  September 23, 2013

/s/ Boris Rubizhevsky
Boris Rubizhevsky
President and Chief Executive Officer, principal accounting officer and principal financial officer