Form 10-Q/A
period 2013-07-31
BioCube, INC.
filed 2013-09-24
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A Amendment 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

  Yes o   No X

As of September 20, 2013, there were 44,842,758 Common Shares, $.001 par value per share, outstanding.

EXPLANATORY STATEMENT

Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission (SEC). The Company has been unable to obtain a review of its financial statements included in this report before the filing date.  Consequently, the accompanying consolidated financial statements as of July 31, 2013 and for the six months ended July 31, 2013 have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS100”).  The financial statements included herein will be reviewed in accordance with SAS100 and the Company will file any necessary amendments to this Form 10-Q.

Furthermore, Section 906 of the Sarbanes-Oxley Act (“Section 906”) requires our Chief Executive Officer and Chief Financial Officer to certify that this Quarterly Report on information contained in the report fairly presents, in all material respects, our financial condition and results of operations.  Those certifications are omitted from this filing only because the financial statements accompanying this report have not been reviewed by an independent public accountant under SAS 100.  The Company believes that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications. Before our officers can make such certifications, our independent public accounting firm must complete its review of the consolidated financial statements appearing elsewhere in this report under SAS 100, as required by SEC rules.  Once our auditor completes its review under SAS 100, we will file an amendment to this report pursuant to which our Chief Executive Officer and Chief Financial Officer will make the certifications required under Section 302 and Section 906

i

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

Item 3.      DEFAULTS UPON SENIOR SECURITIES

     None.

Item 4.      REMOVED AND RESERVED

Item 5.      OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS

     31.1

  Certification of Principal Officer

      32.1

  Certification of Principal Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BIOCUBE, INC.

Date: September 24, 2013	/s/ Boris Rubizhevsky
Boris Rubizhevsky Chief Executive and Financial Officer

EXHIBIT 31.1

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

Date: September 24, 2013	/s/ Boris Rubizhevsky
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

Date:  September 24, 2013

/s/ Boris Rubizhevsky
Boris Rubizhevsky
President and Chief Executive Officer, principal accounting officer and principal financial officer