Form 10-Q/A
period 2013-07-31
BioCube, INC.
filed 2013-09-25
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A Amendment 2

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY STATEMENT

We are filing this amendment because Rule 10-01(d) of Regulation S-X requires that interim financial statements included in quarterly reports on Form 10-Q be reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, as may be modified or supplemented by the Securities and Exchange Commission (SEC). The Company has been unable to obtain a review of its financial statements included in this report before the filing date.  The Company intends to have the financial statements fully reviewed by October 31, 2013 or sooner, whereupon the Company shall file an amendment to this Form 10-Q representing that the financial statements have been reviewed by an independent public account using standards and procedures for conducting such reviews. Consequently, the accompanying consolidated financial statements as of July 31, 2013 and for the six months ended July 31, 2013 have not been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS100”).  The financial statements included herein will be reviewed in accordance with SAS100 and the Company will file any necessary amendments to this Form 10-Q.

Furthermore, Section 906 of the Sarbanes-Oxley Act (“Section 906”) requires our Chief Executive Officer and Chief Financial Officer to certify that this Quarterly Report on information contained in the report fairly presents, in all material respects, our financial condition and results of operations.  Those certifications are omitted from this filing only because the financial statements accompanying this report have not been reviewed by an independent public accountant under SAS 100.  Those certifications were inadvertently included in the previous amendment.  The Company believes that this report otherwise meets all of the qualifications of the Exchange Act and the rules and regulations thereunder governing the preparation and filing of periodic reports as referenced in the certifications. Before our officers can make such certifications, our independent public accounting firm must complete its review of the consolidated financial statements appearing elsewhere in this report under SAS 100, as required by SEC rules.  Once our auditor completes its review under SAS 100, we will file an amendment to this report pursuant to which our Chief Executive Officer and Chief Financial Officer will make the certifications required under Section 302 and Section 906

i

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

     32.1

Certification

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