Form 10-Q/A
period 2013-04-30
BioCube, INC.
filed 2015-02-12
CIK 1374135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A Amendment 1

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number: 333-137920

BIOCUBE, INC.
(Exact name of Company as specified in its charter)

Delaware	20-3547389
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
25B Hanover Road Suite 150 Florham Park, NJ	07932
(Address of Company’s principal executive offices)	(Zip Code)

(626) 644-9113
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

EXPLANATORY STATEMENT

We are filing this amendment to provide amended financial statements as a result of recalculation of derivative liability from $41,864 loss to $32,462 gain. Net loss per common share (diluted and basic) changed from (0.01) to (0.00) as a result of the calculation. The accompanying consolidated financial statements as of April 30 2013, have been reviewed by an independent public accountant in accordance with Statement of Auditing Standards No. 100, Interim Financial Information (“SAS100”).

i

PART I — FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
	April 30, 2013 (Unaudited)	January 31, 2013

Assets
Current Assets
Cash	$ -	$ 39
Deferred loan costs, net of accumulated amortization of $5,000 and $4,710, respectively	-	290
Total Current Assets	-	329

Total Assets	$ -	$ 329
Liabilities & Stockholders' Equity (Deficit)

Current Liabilities
Accounts payable and accrued liabilities	$ 92,651	$ 92,651
Bank overdraft	15
Convertible notes payable-current, net of debt discount of $24,766 and $170,141, respectively	1,023,989	839,358
Accrued interest payable	50,747	27,189
Accrued salaries	140,456	95,456
Derivative liability	99,000	134,479
Total Current Liabilities	1,406,858	1,189,133

Convertible notes payable non-current, net of debt discount of $10,593 and $12,433, respectively	9,407	7,567
Accrued interest payable - non-current	2,800	2,117
Total Liabilities	1,419,065	1,198,817

Stockholders' Equity (Deficit)
Preferred stock - A - $.001 par value, 21,000 shares authorized, issued and outstanding	21	21
Common Stock, $0.001 par value, 300,000,000 authorized , 44,842,700 and 50,271,270
shares issued and outstanding at April 30, 2013 and January 31, 2013	44,843	50,271
Additional paid in capital	732,412	763,223
Deficit accumulated during the development stage	(2,196,341)	(2,012,003)
Total Stockholders' Equity (Deficit)	(1,419,065)	(1,198,488)

Total Liabilities and Stockholders' Equity (Deficit)	$ -	$ 329

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	For the Period from April 20, 2009 (Inception) to April 30, 2013

Revenues	$ -	$ -	$ -

General & Administrative
Consulting	-	30,000	260,000
Professional fees	-	7,046	87,646
Officer salaries	45,000	-	495,000
Impairment loss	-	-	335,304
General and administrative	344	168	216,351

Total Expenses	45,344	37,214	1,394,301

Loss from operations	(45,344)	(37,214)	(1,394,301)

Other income (expense)
Finance cost	-	-	(123,010)
Gain (loss) on conversion feature liability	-	-	(101,916)
Gain on extinguishment of debt	-	-	76,419
Gain (loss) on derivatives	32,462	-	(73,143)
Interest, net	(171,456)	(8,183)	(580,390)

Loss before income taxes	(184,338)	(45,397)	(2,196,341)

Income taxes	-	-	-

Net loss	$ (184,338)	$ (45,397)	$ (2,196,341)

Net loss per common share (basic and diluted)	$ (0.00)	$ (0.00)

Weighted average number of shares outstanding during the period - basic and diluted	48,776,090	29,422,248

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
From Inception (April 20, 2009) to October 31, 2012
	Preferred Stock		Common Stock		Paid In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balances at April 20, 2009	-	$ -	-	$ -	$ -	$ -	$ -
Common stock issued to founders for cash	-	-	1,000,000	100	-	-	100
Effect of recapitalization-reverse acquisition	21,000	21	18,977,778	19,878	80,101	-	100,000
Issuance of warrants in connection with financing-related party	-	-	-	-	7,517	-	7,517
Financing cost-related party	-	-	-	-	6,750	-	6,750
Net (loss) for period ended January 31, 2010	-	-	-	-	-	(123,990)	(123,990)
Balance, January 31, 2010	21,000	21	19,977,778	19,978	94,368	(123,990)	(9,623)
Stock issued for acquisition	-	-	8,750,000	8,750	-	-	8,750
Net (loss) for period ended January 31, 2011	-	-	-	-	-	(1,031,968)	(1,031,968)
Balance, January 31, 2011	21,000	21	28,727,778	28,728	94,368	(1,155,958)	(1,032,841)
Beneficial conversion feature-notes payable	-	-	-	-	101,475	-	101,475
Expenses paid by shareholder	-	-	-	-	5,000	-	5,000
Conversion of notes payable , related party	-	-	453,175	453	23,339	-	23,792
Net (loss) for period ended January 31, 2012	-	-	-	-	-	(91,550)	(91,550)
Balance, January 31, 2012	21,000	21	29,180,953	29,181	224,182	(1,247,508)	(994,124)
Conversion of notes payable , related party	-	-	21,090,317	21,090	100,731	-	121,821
Issuance of notes payable with beneficial conversion features	-	-	-	-	312,184	-	312,184
Settlement of derivative liabilities on conversion of notes payable	-	-	-	-	126,126	-	126,126
Net (loss) for period ended January 31, 2013	-	-	-	-	-	(764,495)	(764,495)
Balance, January 31, 2013	21,000	21	50,271,270	50,271	763,223	(2,012,003)	(1,198,488)

Conversion of notes payable , related party	-	-	1,714,286	1,714	1,886	-	3,600
Cancellation of notes and conversion of notes payable, related party	-	-	(7,142,856)	(7,142)	(35,714)	-	(42,856)
Settlement of derivative liabilities on conversion of notes payable	-	-	-	-	3,017	-	3,017
Net (loss) for period ended April 30, 2013	-	-	-	-	-	(184,338)	(184,338)
Balance, April 30, 2013	21,000	21	44,842,700	44,843	732,412	(2,196,341)	(1,419,065)

The accompanying footnotes are an integral part of these financial statements.

BIOCUBE, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	For the Period from April 20, 2009 (Inception) to April 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (184,338)	$ (45,397)	$ (2,196,341)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Amortization	147,505	-	561,567
Impairment loss	-	-	437,220
(Gain) loss on extinguishment of debt	-	-	(76,419)
(Gain) loss on derivatives	(32,462)	-	73,143
Expenses paid by shareholder	-	5,000	5,000
Changes in operating assets and liabilities:
Accrued interest receivable	-	-	(1,917)
Accounts payable and accrued expenses	-	32,046	272,984
Bank overdraft	15	-	15
Accrued salaries	45,000	-	539,650
Accrued interest payable	24,241	8,183	168,831
NET CASH USED IN OPERATING ACTIVITIES	(39)	(168)	(216,267)
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of BioCube, Inc.	-	-	3,287
NET CASH PROVIDED BY INVESTING ACTIVITIES	-	-	3,287
CASH FLOWS FROM FINANCING ACTIVITIES:
Due to related party	-	-	152,880
Issuance of common stock	-	-	100
Proceeds from notes	-	-	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	-	212,980
NET CHANGE IN CASH	(39)	(168)	-
CASH - BEGINNING OF THE PERIOD	39	1,419	-
CASH - END OF THE PERIOD	$ -	$ 1,251	$ -
Supplemental cash flow information
Cash payments for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -
Supplemental disclosure of non-cash investing and
financing activities:
Acquisition of BioCube, Inc. for common stock	$ -	$ -	$ 8,750
Conversion of accrued interest to notes payable	$ -	$ 2,863	$ 86,281
Conversion of accounts payable to notes payable	$ -	$ -	$ 183,105
Conversion of related party notes to notes payable	$ -	$ -	$ 187,054
Conversion of interest due to related party to notes payable	$ -	$ -	$ 11,959
Beneficial conversion feature - notes payable	$ -	$ -	$ 413,659
Warrants issued in connection with funding fees – related party	$ -	$ -	$ 6,750
Conversion of notes payable to common stock	$ 3,600	$ 15,937	$ 149,213

Conversion of notes payable, long-term to current	$ -	$ -	$ 117,600
Reclassification of derivative liability to APIC	$ 3,017	$ -	$ 129,143
Debt discount on notes payable from derivative liability	$ -	$ -	$ 155,000
Cancellation of notes and conversion of notes payable	$ 42,856	$ -	$ 42,856
Conversion of accrued salary to notes payable	$ -	$ -	$ 663,387

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

As of April 30, 2013 and January 31, 2013, the Company has approximately $2,196,341 and $2,012,003 of net operating loss carry forwards and other taxable temporary differences available to affect future taxable income. The Company has established a valuation allowance equal to the tax benefit of the net operating loss carry forwards and other taxable temporary differences as realization of the asset is not assured of $746,756 and $684,081 respectively at April 30, 2013 and January 31, 2013.

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

April 30, 2013

 (Unaudited)

Note 5 Derivative Liabilities   (continued)

Embedded Derivative Liabilities in Convertible Notes

During the three months ended April 30, 2013 and as a result of conversion of notes payable described in Note 4, the Company reclassified $3,017 of derivative liabilities to equity and the change in fair value of derivatives was ($32,462).

As of April 30, 2013, the fair value of the Company’s derivative liabilities was $99,000, and $32,462 was recognized as a gain on derivatives due to change in fair value of the liability during the quarter ended April 30, 2013.

The following table summarizes the derivative liabilities included in the balance sheet:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities:
Balance at January 31, 2013	$134,479
ASC 815-15 additions	-
Change in fair value	(32,462)
ASC 815-15 deletions	(3,017)
Balance at April 30, 2013	$99,000

The following table summarizes the derivative gain or loss recorded as a result of the derivative liabilities above:

Included in Other Income (Expense) on Statement of Operations
Gain/(Loss) on Derivative Liability:
Change in fair value of derivatives	$32,462
Derivative expense	-
Balance quarter ended April 30, 2013	$32,462

The fair values of derivative instruments were estimated using the Binomial pricing model based on the following weighted-average assumptions:

Convertible Debt Instruments
Risk-free rate	0.21% - 0.25%
Expected volatility	100% - 500%
Expected life	9-12 months

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

Results of Operations

Three months ended April 30, 2013 and 2012

During the quarters ended April 30, 2013 and 2012, the Company had no revenues as its activities principally involved its planning for the execution of its business plan.  Expenses incurred in the three months ended April 30, 2013 were accrued salary expense of $45,000, general and administrative of $344 derivative gain of $32,462 and net interest expense of $171,456 resulting in a net loss of $184,338 compared to April 30, 2012 expenses relating to consulting expenses of $30,000, professional expenses of $7,046, general and administrative of $168, and interest expense, net of $8,183, resulting in net loss of $45,397.

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

BIOCUBE, INC.

Date: February 11, 2015	/s/ Paul Lisak
Paul Lisak Chief Executive and Financial Officer